Form 10-Q
period 1995-03-31
ALTA GOLD CO/NV/
filed 1995-05-04
CIK 90350

                              FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1995

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .
                              --------------  ------------

                       Commission File Number 2-2274

                               ALTA GOLD CO.
                               ------------
          (Exact Name of Registrant as specified in its charter)

               Nevada                               87-0259249
               ------                               ----------
    (State or other jurisdiction       (I.R.S. Employer Identification Number)
  of incorporation or organization)

    601 WHITNEY RANCH DRIVE, SUITE 10
          HENDERSON, NEVADA                           89014
          -----------------                           -----
 (Address of Principal Executive Offices)           (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (702) 433-8525

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X     No
                              ---- ----

The number of shares outstanding of the Registrant's Common Stock as of March 31, 1995 was 27,991,685.

                               ALTA GOLD CO.

                                  INDEX


                                                                         Page
PART I      Financial Information                                       Number

   Item 1 Financial Statements


          Condensed Balance Sheets as of
          March 31, 1995 and December 31, 1994   . . . . . . . . . . . .    3

          Condensed Statements of Operations for the
          Three Months Ended March 31, 1995 and 1994 . . . . . . . . . .    5

          Condensed Statements of Cash Flows for the
          Three Months Ended March 31, 1995 and 1994 . . . . . . . . . .    6

          Notes to Condensed Financial Statements  . . . . . . . . . . .    7

   Item 2 Management's Discussion and Analysis of
          Financial Condition and Results of Operations  . . . . . . . .   10


PART II     Other Information

   Item 6 Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . .   11

SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

                                 ALTA GOLD CO.

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)
                                 (In thousands)


                                     ASSETS




                                                   March 31,     December 31,
                                                     1995            1994
                                                     ----            ----

CURRENT ASSETS:
  Cash and cash equivalents                        $    658        $    471
  Short-term investments                                350             262
  Receivables                                           106             428
  Inventories                                         4,510           3,806
  Prepaid expenses and other                            668             437
                                                    -------        --------


     Total current assets                             6,292           5,404

PROPERTY, BUILDINGS AND EQUIPMENT, net
  Mining properties and claims                       18,399          18,399
  Buildings and equipment                            13,766          11,611
  Construction in progress                                -           2,044
                                                    -------        --------
                                                     32,165          32,054
Less - accumulated depreciation                    (  5,643)       (  5,740)
                                                   ---------       ---------
  Total property and equipment, net                  26,522          26,314

DEFERRED MINE DEVELOPMENT COSTS, net                  6,971           6,308

OTHER ASSETS                                            462             429
                                                    --------        -------
      Total assets                                  $40,247         $38,455
                                                    ========        ========

 The accompanying notes are an integral part of these condensed balance sheets.

                                 ALTA GOLD CO.

                                  (Unaudited)
                (In thousands, except share and par value data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   March, 31,     December 31,
                                                      1995            1994
                                                  -----------      ----------
CURRENT LIABILITIES:

  Accounts payable                                     $755          $2,205
  Accrued liabilities                                 1,212             840
  Current portion of long-term debt                   5,000           4,750
                                                     -------        --------
     Total current liabilities                        6,967           7,795

LONG-TERM DEBT, net of current portion                4,282           4,256

DEFERRED INCOME TAXES                                   755             755

OTHER LONG-TERM LIABILITIES                           1,719           1,711
                                                    --------        --------
     Total liabilities                               13,723          14,517
                                                    --------        --------


STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value; authorized
     40,000,000 shares, issued 27,991,685 and
     27,950,851 shares, respectively                     28              28
  Additional capital                                 41,846          41,799
  Accumulated deficit                               (15,350)        (17,889)
                                                    --------        --------
     Total stockholders' equity                      26,524          23,938
                                                    --------       ---------

     Total liabilities and stockholders' equity     $40,247         $38,455
                                                    =======         =======

The accompanying notes are an integral part of these condensed balance sheets.

                                   ALTA GOLD CO.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
               (In thousands, except share and per share amounts)


                                                  Three Months Ended March 31,
                                                      1995           1994
                                                   --------        --------
REVENUE:
  Sales of gold and other metals                     $2,695         $   917
                                                     ------         --------

OPERATING COSTS AND EXPENSES:
  Direct mining, production and
    holding costs                                     1,826             587
  General and administrative                            365             322
  Exploration                                             9              58
  Depreciation, depletion and amortization              344             267
                                                    --------         -------
                                                      2,544           1,234
                                                    --------         -------

  Income (loss) from operations                         151            (317)
                                                     -------         -------

OTHER INCOME (EXPENSE), net:
  Gain on sale of assets                              2,425               -
  Interest income and other                              46             216
  Interest expense and other                            (83)           (145)
                                                    --------       ---------
                                                      2,388              71
                                                    --------        --------
INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                    2,539         (   246)

PROVISION FOR INCOME TAXES                                -               -
                                                    --------        --------

NET INCOME (LOSS)                                    $2,539         ($  246)
                                                    ========        ========

NET INCOME (LOSS) PER SHARE                         $  0.09         ($ 0.01)
                                                    ========         =======

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                     27,991,685      27,048,073
                                                  ==========      ==========

The accompanying notes are an integral part of these condensed financial statements.

                                 ALTA GOLD CO.

                         CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                  Three Months Ended March 31,
                                                       1995            1994
                                                    ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $2,539        ($  246)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
      Depreciation, depletion and amortization           344            267
      Net gain on sale of assets                      (2,425)             -
      Stock compensation                                  47             50
      Interest accrued on zero coupon debt                26              -
      Increase in short-term investments                 (88)           (65)
      Net change in assets and liabilities            (1,686)        (1,614)
                                                       -----          ------
      Net cash used in operating activities           (1,243)        (1,608)
                                                       -----          ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, buildings and equipment        (526)           (46)
  Additions to deferred mine development costs          (719)          (236)
  Proceeds from sale of property, buildings
    and equipment                                      2,425              -
                                                       -----          ------
      Net cash provided by (used in)
        investing activities                           1,180           (282)
                                                       -----          ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                       1,250              -
  Payment on debt                                     (1,000)           (38)
  Increase in restricted short-term investments            -           (137)
                                                       -----          ------
    Net cash provided by (used in)
       financing activities                              250           (175)
                                                       -----          ------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                       187         (2,065)

CASH AND CASH EQUIVALENTS, beginning of period           471          3,432
                                                       -----          ------

CASH AND CASH EQUIVALENTS, end of period                $658         $1,367
                                                       =====         ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest,
    net of amount capitalized                            $49             $3

  Cash paid during the period for income taxes           $45             $-


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES

   During the three months ended March 31, 1994, the Company transferred gold in process totalling $709 from deferred development costs to gold inventories.


   The accompanying notes are an integral part of these condensed financial statements.

                                 ALTA GOLD CO.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1.  INTERIM FINANCIAL STATEMENT POLICIES AND DISCLOSURES

    The unaudited, condensed financial statements of Alta Gold Co. (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally required in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

    These interim, unaudited, condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    For purposes of the balance sheets and statements of cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents.

RECLAMATION COSTS

    Minimum standards for mine reclamation have been established by various governmental agencies which affect certain operations of the Company. The Company's general policy is to accrue estimated reclamation costs during the property's productive life based on estimated reserves using the units of production method. As of March 31, 1995 and December 31, 1994, the Company had reserved approximately $1,971,000 and $2,088,000, respectively, for reclamation activities of which approximately $252,000 is expected to be expended during the last nine months of 1995.

NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is computed based on the weighted-average number of shares and common stock equivalents, if dilutive, actually
outstanding during the period.   For primary weighted-average purposes,
common stock equivalents are the shares that would be outstanding assuming exercise of dilutive stock warrants and stock options having exercise prices less than the average market price of the common stock using the treasury stock method.


    On a fully diluted basis, the common stock equivalents are adjusted to reflect exercise prices less than the period end market price (when greater than the average market price).

    No common stock equivalents were included in the computations for the period ended March 31, 1994, because they were anti-dilutive.

NOTE 2.  INVENTORIES

    Inventories consist of the following:

                                               March 31,     December 31,
                                                 1995            1994
                                                 ----            ----
    Precious metals:
      Refined product                        $    11,000     $    7,000
      In process                               4,319,000      3,657,000
    Consumable supplies                          180,000        142,000
                                             -----------    -----------
                                              $4,510,000     $3,806,000
                                             ===========    ===========


    Inventories of in-process metals, mined ore, and consumable supplies are valued at the lower of cost (using the first-in, first-out method) or market. Inventories of refined product are valued at market.

NOTE 3.   EXTINGUISHMENT OF DEBT

    On May 23, 1994 the Company entered into a Settlement Agreement and Mutual Release ("Settlement Agreement") with Mase Westpac, Ltd., one of the Company's former lenders, and related parties ("Mase") in regard to certain litigation which had been ongoing since the first quarter of 1991.

    Under the terms of the Settlement Agreement, in addition to the release of all litigation, the Company released the entire balance held in an investment escrow fund having an estimated value of approximately
$16,200,000 in exchange for a cash payment of $4,500,000 plus Mase's release of claims of approximately $14,200,000 in amounts owed under a revolving credit agreement.

    In the second quarter of 1994, the Company recorded $2,182,000 as Extraordinary Gain - Extinguishment of Debt, which amount recognizes the aforementioned settlement net of $286,000 in associated litigation expense incurred by the Company in 1994.

NOTE 4  -  LONG-TERM DEBT

Long-term debt is summarized as follows:

                                                 March 31,      December 31,
                                                   1995            1994
                                                   ----            ----
Note payable due February 1995; interest
    at 10.5%;  secured by equipment             $        -      $  500,000

Note payable due February 1995; interest
    at 10%; unsecured                                    -         500,000

Note payable due April 1995; non-interest
    bearing; secured by Kinsley                  1,500,000       1,500,000

Note payable due July 1995; interest at
    prime plus 2% payable quarterly;
    secured by Olinghouse                        2,250,000       2,250,000

Note payable, half due August 1995 and the
    remainder due February 1996; interest
    at 12%; secured by buildings and equipment   1,250,000               -

Subordinated debenture due June 1996; interest
    at 6% payable quarterly; convertible at
    the option of the debt holder through
    maturity into common stock at a conversion
    price of $4.00 per share                     1,500,000       1,500,000

Subordinated debenture due June 1998; interest
    at 6% payable quarterly; convertible at
    the option of the debt holder through
    maturity into common stock at a
    conversion price of $4.00 per share          1,500,000       1,500,000

Subordinated zero coupon debenture with a
    redemption price of $4,000,000 due
    June 2008; discounted at 9% compounded
    per annum                                    1,282,000       1,256,000
                                                 ---------       ---------

                                                 9,282,000       9,006,000

Less - current portion                          (5,000,000)     (4,750,000)
                                                 ---------       ---------

    Total long-term debt                        $4,282,000      $4,256,000
                                                ==========      ==========



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THREE-MONTH PERIODS ENDED  MARCH 31, 1995
AND MARCH 31, 1994.

    In the first quarter of 1995, the Company had $2,695,000 in revenue from the sale of 6,900 ounces of gold at an average price of $390/oz, as compared to $917,000 in revenue in 1994 from the sale of 2,400 ounces of gold at an average price of $380/oz. In the first quarter of 1995, the Company produced 6,911 ounces of gold, 4,052 ounces from the Easy Jr. mine at an average cash cost of $274/oz and 2,859 ounces from the recently opened Kinsley mine at an average cash cost of $231/oz. In the first quarter of 1994, Easy Jr. produced 3,308 ounces at an average cash cost of $227/oz.

    Mining began at Kinsley in the fourth quarter of 1994 and gold production began in late January 1995. Mining at Easy Jr. was completed in the third quarter of 1994; however, gold production is expected to continue through year-end 1995 as the stockpiled ore is crushed and processed. The increase in revenue from $917,000 to $2,695,000 between comparable periods is principally due to having two mines in production in 1995 as compared to only one in 1994. The increase in direct mining, production and holding costs from $587,000 to $1,826,000 between comparable periods is directly related to the increase in revenue.

    The increase in general and administrative expenses from $322,000 in 1994 to $365,000 in 1995 is due to many factors, including increased investor awareness activities in 1995.

    The decrease in exploration expenses from $58,000 in 1994 to $9,000 in 1995 is due to the continuing progression from exploration to development of Olinghouse, Copper Flat and Griffon.

    The increase in depreciation, depletion and amortization from $267,000 in 1994 to $344,000 in 1995 is due to depreciation, depletion and amortization of various costs associated with Kinsley, which began producing gold in 1995.

    In the first quarter of 1995, the Company sold its remaining interest in the Robinson Copper Property for a net gain of $2,425,000; there were no similar transactions in 1994. Interest income and other decreased from $216,000 in 1994 to $46,000 in 1995 as the result of the settlement of litigation with a former creditor (please refer to "Note 3. Extinguishment of Debt" for further information). The decrease in interest expense and other from $145,000 in 1994 to $83,000 in 1995 is also the result of this settlement, as partially offset by additional financing costs incurred in 1995 associated with new borrowings.

    No provisions for income taxes was required for income earned in 1995 because of the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1995, the Company had a working capital deficit of $675,000, a $1,716,000 improvement from the December 31, 1994 working capital deficit of $2,391,000. This improvement was expected and is principally due to internal funds generated since the initiation of gold production at Kinsley in January 1995.

    As Kinsley continues to build up to full production in the second and third quarters of 1995, the Company anticipates the working capital deficit will continue to improve and will shortly become positive. In order to provide flexibility during this interim period, the Company obtained a short-term loan for $1,250,000 in March 1995. In April 1995, the Company also obtained a $2,250,000 short-term production advance facility and an additional short-term loan of $1,000,000.

    Between funds expected to be generated from gold production at Kinsley and Easy Jr. and the funds and credit facility provided by outside sources, the Company believes that it has adequate liquidity for its operating and capital needs during the next twelve months.

INVESTING AND FINANCING ACTIVITIES

    In the first quarter of 1995, the Company expended $526,000 for facilities and equipment at Kinsley, $719,000 on the development of Olinghouse, Copper Flat and Griffon and $1,000,000 in the retirement of short-term debt. During the same period, the Company received
$2,425,000 from the sale of its remaining interest in the Robinson Copper Property and $1,250,000 in short-term financing.

OUTLOOK

     During the remaining nine months of 1995, the Company has budgeted cash expenditures of $2,863,000 for asset acquisitions and mine development, $199,000 for exploration and $252,000 for reclamation. These expenditures are expected to be funded from revenues to be generated from gold production from Kinsley and Easy Junior and the funding and sources of funding described under "Liquidity and Capital Resources". The budgeted cash expenditures are based upon future events which cannot be predicted with total accuracy and which may be beyond the control of the Company, nevertheless, the Company expects to meet its obligations.


PART II OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    No reports have been filed on Form 8-K during the three-month period ended March 31, 1995.

                                 SIGNATURE
                                 ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  ALTA GOLD CO.
                                                  -----------
                                                  (Registrant)









May 4, 1995                               BY:  John A. Bielun
- -----------                                    ----------------------------
(Date)                                         John A. Bielun
                                               Chief Financial Officer and
                                               Principal Accounting Officer