Form 10-Q/A
period 1995-03-31
ALTA GOLD CO/NV/
filed 1995-06-14
CIK 90350

                                 FORM 10-Q/A <r/>

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

                               ALTA GOLD CO.

                                  INDEX


                                                                         Page
PART I      Financial Information                                       Number

   Item 1 Financial Statements


          Condensed Balance Sheets as of
          March 31, 1995 and December 31, 1994   . . . . . . . . . . . .    3

          Condensed Statements of Operations for the
          Three Months Ended March 31, 1995 and 1994 . . . . . . . . . .    5

          Condensed Statements of Cash Flows for the
          Three Months Ended March 31, 1995 and 1994 . . . . . . . . . .    6



         Notes to Condensed Financial Statements  . . . . . . . . . . .     8

   Item 2 Management's Discussion and Analysis of
          Financial Condition and Results of Operations  . . . . . . . .   11


PART II     Other Information

   Item 6 Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . .   13

SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
<r/>

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

                                 ALTA GOLD CO.

                         CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                  Three Months Ended March 31,
                                                       1995            1994
                                                    ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $2,539        ($  246)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
      Depreciation, depletion and amortization           344            267
      Net gain on sale of assets                      (2,425)             -
      Stock compensation                                  47             50
      Interest accrued on zero coupon debt                26              -


      Interest expense on term loan payable
         to Mase Westpac, Ltd.                             -            142
      Decrease (increase) in-
     Short-term investments                             (88)           (65)
     Receivables                                         322          (189)
     Inventories                                        (704)       (1,292)
     Prepaid expenses and other                         (231)           62
     Other                                                 5            17
      Increase (decrease) in-
     Accounts payable                                 (1,450)         (262)
     Accrued liabilities                                 372           (92)
                                                      -------        -------
<r/>
     Net cash used in operating activities            (1,243)        (1,608)
                                                      -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, buildings and
     equipment                                          (526)           (46)
  Additions to deferred mine development costs          (719)          (236)
  Proceeds from sale of property, buildings
    and equipment                                      2,425              -
                                                       -----          ------
      Net cash provided by (used in)
        investing activities                           1,180            (282)
                                                       -----           ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                       1,250               -
  Payment on debt                                     (1,000)           (38)
  Increase in restricted short-term investments            -           (137)
                                                       -----          ------
    Net cash provided by (used in)
       financing activities                              250           (175)
                                                       -----          ------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                       187         (2,065)

CASH AND CASH EQUIVALENTS, beginning of period           471          3,432
                                                       -----          ------

CASH AND CASH EQUIVALENTS, end of period                $658         $1,367
                                                       =====         ======


                                 ALTA GOLD CO.

                         CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)
                                 (In thousands)


                                                  Three Months Ended March 31,
                                                       1995            1994
                                                    ---------       --------




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest,
    net of amount capitalized                            $49             $3

  Cash paid during the period for income taxes           $45             $-


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

     As of
March 31, 1995, the Company estimates that it has approximately $16,500,000 in remaining net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period 2000 to 2008.<r/>

LIQUIDITY AND CAPITAL RESOURCES

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



    The $2,250,000 short-term production advance facility may be drawn down in increments of $562,500, with interest thereon at prime plus 1.5%. The production advance facility must be paid off in full by year-end 1995 and is secured by Kinsley, Easy Jr. and Olinghouse. The $1,000,000 short-term loan, with interest thereon at prime plus 2%, is due on October 31, 1995 and is secured by equipment.<r/>

    Between funds expected to be generated from gold production at Kinsley and Easy Jr. and the funds and credit facility provided by outside sources, the Company believes that it has adequate liquidity for its operating and capital needs during the next twelve months.

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



    As of March 31, 1995, the Company sold forward 17,000 ounces of gold for delivery during the remainder of 1995 at an average price of $403 per ounce.<r/>

PART II OTHER INFORMATION

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




                                                  ALTA GOLD CO.
                                                  -----------
                                                  (Registrant)











    June 14, 1995  <r/>                        BY:  John A. Bielun
    -------------                              ----------------------------
    (Date)                                     John A. Bielun
                                               Chief Financial Officer and
                                               Principal Accounting Officer