Form 10-Q
period 1995-06-30
ALTA GOLD CO/NV/
filed 1995-08-08
CIK 90350

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C.  20549


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1995

                             OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ---------- to ----------.

               Commission File Number 2-2274


                        ALTA GOLD CO.
               ------------------------------
   (Exact Name of Registrant as specified in its charter)

                  Nevada                       87-0259249
(State or other jurisdiction                (I.R.S.Employer
of incorporation or organization)       Identification Number)



601 WHITNEY RANCH DRIVE, SUITE 10,
HENDERSON, NEVADA                                  89014
----------------------------------                 ------
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

                    Yes   X     No

The number of shares outstanding of the Registrant's Common Stock as of June 30, 1995 was 28,452,780.


                                 ALTA GOLD CO.


                                     INDEX


                                                          Page
PART I      Financial Information                         Number


   Item 1 Financial Statements


          Condensed Balance Sheets as of
          June 30, 1995 and December 31, 1994. . . . . . . 3

          Condensed Statements of Operations for the
          Three Months Ended June 30, 1995 and 1994  . . . 5
          Six Months Ended June 30, 1995 and 1994  . . . . 6

          Condensed Statements of Cash Flows for the
          Six Months Ended June 30, 1995 and 1994. . . . . 7

          Notes to Condensed Financial Statements  . . . . 9

   Item 2 Management's Discussion and Analysis of
          Financial Condition and Results of Operations ..12

PART II     Other Information

   Item 4 Submission of Matters to a Vote of Security
            Holders . . . . . . . . . . . . . . . . . .. .15
   Item 6 Exhibits and Reports on Form 8-K . . . . . . . .15

SIGNATURE    . . . . . . . . . . . . . . . . . . . . . . .16

                                 ALTA GOLD CO.

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)
                                 (In thousands)


                                     ASSETS

                                                    June 30, December 31,
                                                      1995      1994
CURRENT ASSETS:
    Cash and cash equivalents                        $1,319  $   471
    Short-term investments                                -      262
    Receivables                                         103      428
    Inventories                                       5,481    3,806
    Prepaid expenses and other                          547      437
                                                     ------   ------
      Total current assets                            7,450    5,404

PROPERTY, BUILDINGS AND EQUIPMENT, net
    Mining properties and claims                     18,399   18,399
    Buildings and equipment                          14,533   11,611
    Construction in progress                              -    2,044
                                                     ------   ------
                                                     32,932   32,054
Less - accumulated depreciation                    (  6,203)(  5,740)
                                                    -------  --------
    Total property, buildings and equipment, net     26,729   26,314

DEFERRED MINE DEVELOPMENT COSTS, net                  7,596    6,308

OTHER ASSETS                                            522      429

                                                   -------- --------
      Total assets                                 $ 42,297 $ 38,455
                                                   ======== ========

 The accompanying notes are an integral part of these condensed balance sheets.

                                 ALTA GOLD CO.

                      CONDENSED BALANCE SHEETS (continued)
                                  (Unaudited)
                (In thousands, except share and par value data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   June 30, December 31,
                                                     1995      1994
CURRENT LIABILITIES:
    Accounts payable                                $ 1,343  $ 2,205
    Accrued liabilities                                 741      840
    Current portion of long-term debt                 7,209    4,750
                                                    -------  -------
    Total current liabilities                         9,293    7,795


LONG-TERM DEBT, net of current portion                3,003    4,256

DEFERRED INCOME TAXES                                   755      755

OTHER LONG-TERM LIABILITIES                           1,740    1,711
                                                    -------  -------
     Total liabilities                               14,791   14,517
                                                    -------  -------


STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value; authorized
     40,000,000 shares, issued 28,452,780 and
      27,950,851 shares, respectively                    29       28
  Additional capital                                 42,360   41,799
  Accumulated deficit                              ( 14,883)( 17,889)
                                                   -------- ---------
     Total stockholders' equity                      27,506   23,938
                                                   -------- ---------

     Total liabilities and stockholders' equity     $42,297  $38,455
                                                    =======  =======

 The accompanying notes are an integral part of these condensed balance sheets.

                                   ALTA GOLD CO.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
               (In thousands, except share and per share amounts)

                                             Three Months Ended June 30,
                                                      1995     1994
REVENUE:
  Sales of gold and other metals                     $3,597   $4,397
                                                     ------   ------

OPERATING COSTS AND EXPENSES:
  Direct mining, production and
    holding cost                                      2,047    3,476
  General and administrative                            333      402
  Exploration                                             8      104
  Depreciation, depletion and amortization              603      245
                                                     ------   ------
                                                      2,991    4,227
                                                     ------   ------
  Income from operations                                606      170
                                                     ------   ------

OTHER INCOME (EXPENSE), net:
  Interest income and other                              51       61
  Interest expense and other                         (  190)  (   55)
                                                     ------    -----
                                                     (  139)       6
                                                     -------   -----
INCOME BEFORE PROVISION FOR
   INCOME TAXES AND EXTRAORDINARY ITEM                  467      176

PROVISION FOR INCOME TAXES                                -        -
                                                     -------  ------

INCOME BEFORE EXTRAORDINARY ITEM                        467      176

EXTRAORDINARY ITEM:
   Gain on extinguishment of debt                         -    2,182
                                                     -------  ------

NET INCOME                                          $   467   $2,358
                                                    =======   ======

NET INCOME PER SHARE:
   Before extraordinary item                        $  0.02  $  0.01
   Extraordinary item                                     -     0.08
                                                     ------  -------
                                                    $  0.02  $  0.09
                                                    =======  =======

WEIGHTED AVERAGE SHARES OUTSTANDING              28,452,780  27,593,555
                                                 ==========  ==========
The accompanying notes are an integral part of these condensed financial statements.

                                   ALTA GOLD CO.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
               (In thousands, except share and per share amounts)

                                                Six Months Ended June 30,
                                                      1995     1994
REVENUE:
  Sales of gold and other metals                     $6,292   $5,314
                                                     ------   ------

OPERATING COSTS AND EXPENSES:
  Direct mining, production and
    holding costs                                     3,873    4,063
  General and administrative                            698      724
  Exploration                                            17      162
  Depreciation, depletion and amortization              947      512
                                                     ------   ------
                                                      5,535    5,461
                                                     ------   ------
  Income (loss) from operations                         757   (  147)
                                                     ------   -------

OTHER INCOME (EXPENSE), net:
  Gain on sale of assets                              2,425        -
  Interest income and other                              97      277
  Interest expense and other                        (   273)  (  200)
                                                    -------   ------
                                                      2,249       77
                                                    -------   ------

INCOME (LOSS) BEFORE PROVISION FOR
   INCOME TAXES AND EXTRAORDINARY ITEM                3,006  (    70)

PROVISION FOR INCOME TAXES                                -        -
                                                    -------   -------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM               3,006  (    70)

EXTRAORDINARY ITEM:
   Gain on extinguishment of debt                         -    2,182
                                                     ------   ------

NET INCOME                                           $3,006   $2,112
                                                     ======   ======
NET INCOME PER SHARE:
   Before extraordinary item                         $ 0.11   $    -
   Extraordinary item                                     -     0.08
                                                     ------   ------
                                                     $ 0.11   $ 0.08
                                                     ======   ======

WEIGHTED AVERAGE SHARES OUTSTANDING              28,222,233 27,320,828
                                                 ========== ==========



The accompanying notes are an integral part of these condensed financial statements.

                                 ALTA GOLD CO.

                         CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                Six Months Ended June 30,
                                                      1995     1994

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                       $3,006   $2,112
    Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:

      Gain on extinguishment of debt                     -    (2,182)
      Depreciation, depletion and
        amortization                                   947       512
      Net gain on sale of assets                    (2,425)        -
      Stock compensation                                47        50
      Interest expense on term
        loan payable to Mase
        Westpac, Ltd.                                    -       194
        Decrease (increase) in -
          Short-term investments                       262       963
          Receivables                                  325        39
          Inventories                               (1,675)      306
          Prepaid expenses and other                  (110)      266
          Other                                        (29)      (69)
        Increase (decrease) in -
          Accounts payable                           ( 862)    ( 539)
          Accrued liabilities                         ( 99)      269
                                                    -------    -----
      Net cash provided by (used in)
        operating activities                          (613)    1,921
                                                    -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, buildings
      and equipment                                 ( 1,322)  (2,200)
    Additions to deferred mine
      development costs                              (1,309)   ( 770)
    Proceeds from sale of property,
      buildings and equipment                         2,425        -
                                                     -------   ------
      Net cash used in investing
        activities                                   (  206)  ( 2,970)
                                                     ------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt settlement                         -    4,214
    Proceeds from issuance of debt                    3,652        -
    Payments on debt                                ( 2,000)   (  78)
    Increase in restricted
      short-term investments                              -     (184)
    Other                                                15        -
                                                    -------    ------
      Net cash provided by
        financing activities                          1,667     3,952
                                                    --------   ------

NET INCREASE IN CASH AND CASH
     EQUIVALENTS                                        848    2,903

CASH AND CASH EQUIVALENTS,
    beginning of period                                 471    3,432
                                                    -------   ------

CASH AND CASH EQUIVALENTS,
    end of period                                   $ 1,319  $ 6,335
                                                    ======    ======

                                 ALTA GOLD CO.

                         CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)
                                 (In thousands)

                                                   Six Months Ended June 30,
                                                       1995     1994

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------
  Cash paid during the period for interest,
      net of amount capitalized                         $108      $5

  Cash paid during the period for income taxes          $65      $18



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
----------------------------------------------

 During the six months ended June 30, 1995, the Company retired $500 in outstanding debt through the issuance of common stock valued at $500.

 During the six months ended June 30, 1994, the Company acquired mining interests totaling $7,364 through the issuance of debt in the amount of $5,696 and common stock valued at $1,668.

 During the six months ended June 30, 1994, the Company transferred gold in process totaling $1,132 from deferred development costs to gold inventories.



 The accompanying notes are an integral part of these condensed financial statements.

                       ALTA GOLD CO.

          NOTES TO CONDENSED FINANCIAL STATEMENTS
                        (Unaudited)



Note 1.  Interim Financial Statement Policies and Disclosures
-------------------------------------------------------------

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

    These interim, unaudited, condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

Cash and Cash Equivalents and Short-Term Investments
----------------------------------------------------

    For purposes of the balance sheets and statements of cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents.

Reclamation Costs
-----------------

    Minimum standards for mine reclamation have been established by various governmental agencies which affect certain operations of the Company. The Company's general policy is to accrue estimated reclamation costs during each property's productive life based on estimated reserves using the units of production method. As of June 30, 1995 and December 31, 1994, the Company had reserved approximately $1,909,000 and $2,088,000, respectively, for reclamation activities of which approximately $169,000 is expected to be expended during the last six months of 1995.

Net Income per Share
--------------------

    Net income per share is computed based on the weighted-average number of shares and common stock equivalents, if dilutive, actually
outstanding during the period.   For primary weighted-average purposes,
common stock equivalents are the shares that would be outstanding assuming exercise of dilutive stock warrants and stock options having exercise prices less than the average market price of the common stock using the treasury stock method.

    On a fully diluted basis, the common stock equivalents are adjusted to reflect exercise prices less than the period end market price (when greater than the average market price).

    No common stock equivalents were included in the computations for the periods ended June 30, 1995 and June 30, 1994, because they were anti-dilutive.

Note 2.  Inventories
--------------------

    Inventories consist of the following:

                                               June 30,    December 31,
                                                 1995       1994
    Precious metals:
      Refined product                        $  639,000   $    7,000
      In process                              4,730,000    3,657,000
    Consumable supplies                         112,000      142,000
                                             ----------- -----------
                                             $5,481,000   $3,806,000
                                             =========== ===========

    Inventories of in-process metals and consumable supplies are valued at the lower of cost (using the first-in, first-out method) or market. Inventories of refined product are valued at market.

Note 3.   Extinguishment of Debt
--------------------------------

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


Note 4  -  Long-Term Debt
-------------------------

Long-term debt is summarized as follows:
                                                     June 30,    December 31,
                                                       1995          1994
[S]                                                  [C]          [C]
Note payable due February1995; interest at 10.5%;
    secured by equipment                             $        -   $  500,000

Note payable due February 1995; interest at 10%;
    unsecured                                                 -      500,000

Note payable due April 1995; non-interest bearing;
    secured by Kinsley                                        -    1,500,000

Note payable due July 1995; interest at prime plus
    2%; secured by Olinghouse                         2,250,000    2,250,000

Note payable, half due August 1995 and the
    remainder due February 1996; interest at 12%;
    secured by buildings and equipment                1,250,000            -

Notes payable, half due September 1995 and the
   remainder due October 1995; interest at prime
   plus 1.5%; secured by Kinsley, Easy Jr. and
   Olinghouse                                         1,125,000            -

Note payable due October 1995; interest at prime
   plus 2%; secured by equipment                      1,000,000            -

Note payable due in 34 monthly installments of
   $10,201; interest imputed at 16.1%; secured
   by equipment                                         277,000            -

Subordinated debenture due June 1996; interest
    at 6%; convertible at the option of the debt
    holder through maturity into common stock
    at a conversion price of $4.00 per share          1,500,000    1,500,000

Subordinated debenture due June 1998; interest
    at 6%; convertible at the option of the debt
    holder through maturity into common stock
    at a conversion price of $4.00 per share          1,500,000    1,500,000

Subordinated zero coupon debenture with a redemption
    price of $4,000,000 due June 2008; discounted
    at 9% compounded per annum                        1,310,000    1,256,000
                                                     ----------   ----------

                                                     10,212,000    9,006,000

Less - current portion                               (7,209,000)  (4,750,000)
                                                     ----------   ----------

    Total long-term debt                             $3,003,000   $4,256,000
                                                     ==========   ==========
[/TABLE]
                                       11


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THREE-MONTH PERIODS ENDED  JUNE 30, 1995
AND JUNE 30, 1994.

    In the second quarter of 1995, the Company had $3,597,000 in revenue from the sale of 9,100 ounces of gold at an average price of $395/oz, as compared to $4,397,000 in revenue in 1994 from the sale of 11,300 ounces of gold at an average price of $389/oz. In the second quarter of 1995, the Company produced 10,732 ounces of gold, 7,548 ounces from Kinsley at an average cash cost of $199/oz and 3,184 ounces from Easy Jr. at an average cash cost of $273/oz. In the second quarter of 1994, the Company produced 6,770 ounces of gold, all of it from Easy Jr. at an average cash cost of $214/oz.

    Mining began at Kinsley in the fourth quarter of 1994 and gold production began in late January 1995. Mining at Easy Jr. was completed in the third quarter of 1994; however, gold production is expected to continue through year-end 1995 as the stockpiled ore is crushed and processed. The decrease in revenue between the second quarter of 1995 and the second quarter of 1994 is solely due to timing differences in the sale of inventoried refined product. Revenue in the second quarter of 1994 included the sale of 4,526 ounces of gold which had been held in inventory as of March 31, 1994; conversely revenue in the second quarter of 1995 did not include
1,632 ounces of gold which had been produced during this time period but remained in inventory as of June 30, 1995. The decrease in direct mining, production and holding costs from $3,476,000 to $2,047,000 between comparable periods is directly related to the decrease in revenue and to mark-to-market valuations associated with gold bullion inventory.

    The decrease in general and administrative expenses from $402,000 in 1994 to $333,000 in 1995 is due to several factors, including a reduction in administrative personnel.

    The decrease in exploration expenses from $104,000 in 1994 to $8,000 in 1995 is due to the progression from exploration to development of Olinghouse, Copper Flat and Griffon.

    The increase in depreciation, depletion and amortization from $245,000 in 1994 to $603,000 in 1995 is due to depreciation, depletion and amortization of various costs associated with Kinsley, which began producing gold in 1995.

    Interest expense and other increased from $55,000 in the second quarter of 1994 to $190,000 in the second quarter of 1995 as the result of additional financing costs incurred in 1995 associated with new borrowings.

    No provision for income taxes was required in either 1994 or 1995 because of the utilization of net operating loss carryforwards. As of June 30, 1995, the Company estimates that it has approximately $16,000,000 in remaining net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period 2000 to 2008.

    In the second quarter of 1994, the Company settled all outstanding litigation with a former creditor. Under the terms of the settlement, the Company realized $2,182,000 as an extraordinary item - gain on extinguishment of debt (please refer to "Note 3. Extinguishment of Debt" for further information).

COMPARISON OF SIX-MONTH PERIODS ENDED JUNE 30, 1995 AND
JUNE 30, 1994.

    In the first half of 1995, the Company had $6,292,000 in revenue from the sale of 16,000 ounces of gold at an average price of $393/oz, as compared to $5,314,000 in revenue in 1994 from the sale of 13,700 ounces of gold at an average price of $388/oz. In the first half of 1995, the Company produced 17,643 ounces of gold, 10,407 ounces from Kinsley at an average cash cost of $207/oz and 7,236 ounces from Easy Jr. at an average cash cost of $274/oz. In the first half of 1994, the Company produced 10,078 ounces of gold, all of it from Easy Jr. at an average cash cost of $218/oz.

    Mining began at Kinsley in the fourth quarter of 1994 and gold production began in late January 1995. Mining at Easy Jr. was completed in the third quarter of 1994; however, gold production is expected to continue through year-end 1995 as the stockpiled ore is crushed and processed. The increase in revenue from $5,314,000 to $6,292,000 between comparable periods is due to having two mines in production in 1995 as compared to only one in 1994, as partially offset by the sale of 3,459 ounces of gold in 1994 which had been inventoried as of December 31, 1993 and the inventorying of 1,643 ounces of 1995 production as of June 30, 1995. The decrease in direct mining, production and holding costs from $4,063,000 to $3,873,000 between comparable periods is principally due to mark-to-market valuations associated with gold bullion inventory, as partially offset by increased production costs related to increased production.

    The decrease in general and administrative expenses from $724,000 in 1994 to $698,000 in 1995 is due to several factors, including a reduction in administrative personnel.

    The decrease in exploration expenses from $162,000 in 1994 to $17,000 in 1995 is due to the progression from exploration to development of Olinghouse, Copper Flat and Griffon.

    The increase in depreciation, depletion and amortization from $512,000 in 1994 to $947,000 in 1995 is due to depreciation, depletion and amortization of various costs associated with Kinsley, which began producing gold in 1995.

    In the first quarter of 1995, the Company sold its remaining interest in the Robinson Copper Property for a net gain of $2,425,000; there were no similar transactions in 1994. Interest income and other decreased from $277,000 in 1994 to $97,000 in 1995 as the result of the settlement of litigation with a former creditor in 1994 (please refer to "Note 3. Extinguishment of Debt" for further information). The increase in interest expense and other from $200,000 in 1994 to $273,000 in 1995 is due to additional financing costs incurred in 1995 associated with new borrowings, as partially offset by the effect of the settlement of litigation with a former creditor in 1994.

    No provision for income taxes was required in 1995 because of the utilization of net operating loss carryforwards. As of June 30, 1995, the Company estimates that it has approximately $16,000,000 in remaining net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period 2000 to 2008.

    In the second quarter of 1994, the Company settled all outstanding litigation with a former creditor. Under the terms of the settlement, the Company realized $2,182,000 as an extraordinary item - gain on extinguishment of debt (please refer to "Note 3. Extinguishment of Debt" for further information).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    As of June 30, 1995, the Company had a working capital deficit of $1,843,000, a $548,000 improvement from the December 31, 1994 working capital deficit of $2,391,000. This improvement was expected and is principally due to internal funds generated since the initiation of gold production at Kinsley in January 1995.

    As Kinsley continues to build up to full production in the second half of 1995, the Company anticipates that the working capital deficit will continue to improve and become positive by year-end 1995. In order to provide flexibility during this interim period, the Company obtained a $2,250,000 short-term production advance facility and an additional short-term loan of $1,000,000 in April 1995.

    The $2,250,000 short-term production advance facility may be drawn down in increments of $562,500, with interest thereon at prime plus 1.5%. As of June 30, 1995, the Company had drawn down $1,125,000, or 50%, of this advance facility, which must be paid off by year-end 1995. The $1,000,000 short-term loan, with interest thereon at prime plus 2%, is due on October 31, 1995.

    Between funds expected to be generated from gold production at Kinsley and Easy Jr., cash and gold bullion on hand and the remaining available credit facility, the Company believes that it has adequate liquidity for its operating and capital needs during the next twelve months.


INVESTING AND FINANCING ACTIVITIES
----------------------------------

    In the first half of 1995, the Company expended $1,322,000 for facilities and equipment at Kinsley, $1,309,000 on the development of Olinghouse, Copper Flat and Griffon and $2,000,000 for the retirement of short-term debt. During the same period, the Company received $2,425,000 from the sale of its remaining interest in the Robinson Copper Property, $3,375,000 in short-term financing and $277,000 in a three-year equipment loan.

OUTLOOK
-------

    During the remaining half of 1995, the Company has budgeted cash expenditures of $669,000 for mine development, $169,000 for reclamation and $5,078,000 for retirement of debt. These expenditures are expected to be funded from cash on hand, gold bullion inventory and gold production from Kinsley and Easy Jr. The budgeted cash expenditures are based upon future events which cannot be predicted and which may be beyond the control of the Company, nevertheless, the Company expects to meet its obligations.

    As of June 30, 1995, the Company had sold forward 11,600 ounces of gold at an average price of $407 per ounce.

PART II OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

(a) The 1995 Annual Meeting of Stockholders ("Annual Meeting") of the Company was held on June 9, 1995.

(b) The Annual Meeting involved the election of directors of the Company. Three directors were elected at the Annual Meeting: Messrs. Robert
    N. Pratt and Ralph N. Gilges and Dr. Thomas A. Henrie. Four other directors, each of whom having terms of office extending through and beyond the Annual Meeting continued as directors after the Annual
    Meeting: Messrs. Iwao Ino, John A. Keily, Thomas D. Mueller and Toshiaki Tanaka.

(c) A tabulation of votes with respect to the election of directors is as follows:

       Name                                 For               Withheld
       ----                                 ---               -------
    Robert N. Pratt                      22,523,810           342,923
    Ralph N. Gilges                      22,539,106           327,627
    Thomas A. Henrie                     22,520,227           346,506

    No abstentions were cast.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    10.57 Facility Agreement between Gerald Metals, Inc. and Alta Gold Co. dated March 28, 1995.

    10.58  Margin Agreement between Gerald Metals, Inc. and Alta
           Gold Co. signed March 28, 1995.

    10.59 Purchase/Refining Agreement between Gerald Metals, Inc. and Alta Gold Co. dated March 28, 1995.

    10.60  Stock Option Agreement between Gerald Metals, Inc. and
           Alta Gold Co., dated March 28, 1995.

(b) No reports were filed on Form 8-K during the three-month period ended June 30, 1995.

                          SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  ALTA GOLD CO.
                                                  ------------
                                                  (Registrant)









August 7, 1995                                    BY:  /s/ John A. Bielun
--------------                                    -----------------------
(Date)                                            John A. Bielun
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer