Form 10-Q
period 1995-09-30
ALTA GOLD CO/NV/
filed 1995-11-03
CIK 90350

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549




(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1995

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from --------- to ----------.

                  Commission File Number 2-2274


                          ALTA GOLD CO.
                          ------------
     (Exact Name of Registrant as specified in its charter)

            Nevada                      87-0259249
            ------                      ------------
(State or other jurisdiction         (I.R.S. Employer
   Identification Number)        of incorporation or organization)

          601 WHITNEY RANCH DRIVE, SUITE 10
          HENDERSON, NEVADA                               89014
          ----------------------------------              -----
          (Address of Principal Executive Offices)       (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (702) 433-8525

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes     X     No
                                   ------         -----


The number of shares outstanding of the Registrant's Common Stock as of September 30, 1995 was 28,452,780.


                                 ALTA GOLD CO.

                                     INDEX

                                                                      Page
                                                                      Number
                                                                      ------

PART I      Financial Information

   Item 1 Financial Statements


          Condensed Balance Sheets as of
          September 30, 1995 and December 31, 1994 . . . . . . .          3

          Condensed Statements of Operations for the
          Three Months Ended September 30, 1995 and 1994 . . . .          5
          Nine Months Ended September 30, 1995 and 1994  . . . .          6

          Condensed Statements of Cash Flows for the
          Nine Months Ended September 30, 1995 and 1994  . . . .          8

          Notes to Condensed Financial Statements. . . . . . . .         10

   Item 2 Management's Discussion and Analysis of
          Financial Condition and Results of Operations  . . . .         13


PART II     Other Information

   Item 6 Exhibits and Reports on Form 8-K   . . . . . . . . . .         16

SIGNATURE    . . . . . . . . . . . . . . . . . . . . . . . . . .         17


                                 ALTA GOLD CO.
                                 -------------

                            CONDENSED BALANCE SHEETS
                            -----------------------
                                  (Unaudited)

                                     ASSETS

                                               September 30,      December 31,
                                                   1995               1994
                                               -------------      -----------

CURRENT ASSETS:
  Cash and cash equivalents                     $   170,000       $   471,000
  Short-term investments                                  -           262,000
  Receivables                                       103,000           428,000
  Inventories                                     5,229,000         3,806,000
  Prepaid expenses and other                        426,000           437,000
                                                 ----------       -----------

  Total current assets                            5,928,000         5,404,000

PROPERTY, BUILDINGS AND EQUIPMENT, net
  Mining properties and claims                   18,550,000        18,399,000
  Buildings and equipment                        14,963,000        11,611,000
  Construction in progress                                -         2,044,000
                                                 ----------       -----------
                                                 33,513,000        32,054,000

Less - accumulated
       depreciation                            (  6,895,000)     (  5,740,000)
                                                -----------       -----------

  Total property, buildings
     and equipment, net                          26,618,000        26,314,000

DEFERRED MINE DEVELOPMENT
     COSTS, net                                   8,244,000         6,308,000

OTHER ASSETS                                        642,000           429,000
                                                -----------        ----------

      Total assets                              $41,432,000       $38,455,000
                                                ===========       ===========



     The accompanying notes are an integral part of these condensed balance sheets.


                                 ALTA GOLD CO.
                                 ------------

                      CONDENSED BALANCE SHEETS (continued)
                      -----------------------------------
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                                September 30,     December 31,
                                                    1995              1994
                                                -------------     ------------

CURRENT LIABILITIES:
  Accounts payable                               $ 1,172,000      $ 2,205,000
  Accrued liabilities                                463,000          840,000
  Current portion of
   long-term debt                                  5,048,000        4,750,000
                                                 -----------      -----------

   Total current liabilities                       6,683,000        7,795,000
LONG-TERM DEBT, net of
  current portion                                  3,332,000        4,256,000

DEFERRED INCOME TAXES                                755,000          755,000

OTHER LONG-TERM LIABILITIES                        1,774,000        1,711,000
                                                 -----------      -----------

     Total liabilities                            12,544,000       14,517,000
                                                 -----------      -----------


STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value; authorized
     40,000,000 shares, issued 28,452,780 and
     27,950,851 shares, respectively                  29,000           28,000
  Additional capital                              42,360,000       41,799,000
  Accumulated deficit                           ( 13,501,000)    ( 17,889,000)
                                                 -----------      -----------

     Total stockholders' equity                   28,888,000       23,938,000
                                                 -----------      -----------

    Total liabilities and
      stockholders' equity                       $41,432,000      $38,455,000
                                                 ===========      ===========




     The accompanying notes are an integral part of these condensed balance sheets.


                                   ALTA GOLD CO.
                                ---------------

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                              Three Months Ended September 30,
                                                      1995             1994
                                                  -----------       ----------

REVENUE:
  Sales of gold and
  other metals                                    $ 6,607,000      $3,220,000
                                                  -----------      ----------

OPERATING COSTS AND EXPENSES:
  Direct mining, production and
    holding costs                                   3,730,000       2,012,000
  General and administrative                          277,000         335,000
  Exploration                                          11,000          72,000
  Depreciation, depletion
    and amortization                                1,010,000         239,000
                                                  -----------       ---------

                                                    5,028,000       2,658,000
                                                  -----------     -----------

 Income from operations                             1,579,000         562,000
                                                  -----------      ----------
OTHER INCOME (EXPENSE), net:
  Interest income and other                            12,000          25,000
  Interest expense and other                     (    209,000)    (     1,000)
                                                  -----------      ----------

                                                 (    197,000)         24,000
                                                 ------------      ----------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                      1,382,000         586,000

PROVISION FOR INCOME TAXES                                  -               -
                                                 ------------       ---------

NET INCOME                                       $  1,382,000      $  586,000
                                                 ============      ==========

NET INCOME PER SHARE:
  Primary                                        $       0.05      $     0.02
                                                 ============      ==========

  Fully diluted                                  $       0.05      $     0.02
                                                 ============      ==========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Primary                                          28,452,780      27,593,555
                                                  ===========      ==========

  Fully Diluted                                    28,452,780      28,466,868
                                                  ===========      ==========

    The accompanying notes are an integral part of these condensed financial statements.


                                 ALTA GOLD CO.
                                 --------------

                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                  (Unaudited)
                                               Nine Months Ended September 30,
                                                   1995               1994
                                               -----------         ---------
REVENUE:
  Sales of gold and other metals               $12,899,000         $8,534,000
                                               -----------         ----------

OPERATING COSTS AND EXPENSES:
  Direct mining, production and
    holding costs                                7,603,000          6,075,000
  General and administrative                       975,000          1,059,000
  Exploration                                       28,000            234,000
  Depreciation, depletion
    and amortization                             1,957,000            751,000
                                               -----------         ----------

                                                10,563,000          8,119,000
                                               -----------         ----------

  Income from operations                         2,336,000            415,000
                                                ----------         ----------
OTHER INCOME (EXPENSE), net:
  Gain on sale of assets                         2,425,000                  -
  Interest income and other                        109,000            302,000
  Interest expense and other                   (   482,000)        (  201,000)
                                                ----------          ---------

                                                 2,052,000            101,000
                                                ----------          ---------
INCOME BEFORE PROVISION FOR INCOME TAXES
   AND EXTRAORDINARY ITEM                        4,388,000            516,000

PROVISION FOR INCOME TAXES                               -                  -
                                                ----------          ---------

INCOME BEFORE
   EXTRAORDINARY ITEM                            4,388,000            516,000

EXTRAORDINARY ITEM:
   Gain on extinguishment
                                                         -          2,182,000
                                                ----------         ----------

NET INCOME                                      $4,388,000         $2,698,000
                                                ==========         ==========

NET INCOME PER SHARE:
  Primary-
    Income before
       extraordinary item                       $     0.16         $     0.02
    Extraordinary item                                   -               0.08
                                                ----------         ----------
                                                $     0.16         $     0.10
                                                ==========         ==========

  Fully diluted-
    Income before
       extraordinary item                       $     0.16         $     0.02
    Extraordinary                                        -               0.08
                                                ----------         ----------
                                                $     0.16         $     0.10
                                                ==========         ==========

    The accompanying notes are an integral part of these condensed financial statements


                                 ALTA GOLD CO.
                                 --------------

                 CONDENSED STATEMENTS OF OPERATIONS (continued)
                 ----------------------------------------------
                                  (Unaudited)

                                               Nine Months Ended September 30,
                                                     1995            1994
                                                   ----------    ----------

WEIGHTED AVERAGE SHARES OUTSTANDING:

  Primary                                          28,299,097     27,494,926
                                                   ==========     ==========

  Fully diluted                                    28,299,097     28,203,984
                                                   ==========     ==========




    The accompanying notes are an integral part of these condensed financial statements.


                                 ALTA GOLD CO.
                                 --------------

                         CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                  (Unaudited)
                                               Nine Months Ended September 30,
                                                     1995           1994
                                                  ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $4,388,000      $2,698,000
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Gain on extinguishment of debt                      -     ( 2,182,000)
      Depreciation, depletion
      and amortization                            1,957,000         751,000
    Net gain on sale of assets                  ( 2,425,000)              -
    Stock compensation                               47,000          50,000
    Interest expense on term loan payable
      to Mase Westpac, Ltd.                               -         194,000
    Decrease (increase) in -
      Short-term investment                         262,000         963,000
      Receivables                                   325,000          43,000
      Inventories                               ( 1,423,000)        996,000
      Prepaid expenses and other                     11,000         223,000
      Other                                     (   138,000)    (    99,000)
    Increase (decrease) in -
      Accounts payable                          ( 1,033,000)    (   148,000)
      Accrued liabilities                       (   377,000)        325,000
                                                 ----------      ----------
         Net cash provided by (used in)
            operating activities                  1,594,000       3,814,000
                                                 ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, buildings
    and equipment                               ( 2,108,000)    ( 7,616,000)
  Additions to deferred mine
    development costs                           ( 2,018,000)    ( 2,027,000)
  Proceeds from sale of property,
    buildings and equipment                       2,425,000               -
                                                 ----------      ----------
    Net cash used in investing
      activities                                ( 1,701,000)    ( 9,643,000)
                                                 ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt settlement                           -       4,214,000
  Proceeds from issuance of debt                  5,317,000               -
  Payments on debt                               (5,526,000)    (   118,000)
  Increase in restricted
     short-term investments                               -     (   184,000)
  Other                                              15,000               -
                                                 ----------      ----------
     Net cash provided by
           financing activities                 (   194,000)      3,912,000
                                                 ----------      ----------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                              (   301,000)     (1,917,000)

CASH AND CASH EQUIVALENTS,
  beginning of period                               471,000       3,432,000
                                                  ---------      ----------

CASH AND CASH EQUIVALENTS,
  end of period                                  $  170,000      $1,515,000
                                                 ==========      ==========

   The accompanying notes are an integral part of these condensed financial statements


                                 ALTA GOLD CO.
                                 ------------

                  CONDENSED STATEMENTS OF CASH FLOWS (continued)
                 ----------------------------------------------

                                  (Unaudited)
                                               Nine Months Ended September 30,
                                                      1995          1994
                                                   --------       --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the period for interest,
     net of amount capitalized                      $269,000       $ 7,000

  Cash paid during the period for income taxes      $ 65,000       $18,000


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES

 During the nine months ended September 30, 1995, the Company retired $500,000 in outstanding debt through the issuance of common stock valued at $500,000.

 During the nine months ended September 30, 1994, the Company acquired mining interests totaling $9,615,000 through the issuance of debt in the amount of $7,947,000 and common stock valued at $1,668,000.

 During the nine months ended September 30, 1994, the Company transferred gold in process totaling $1,230,000 from deferred mine development costs to gold inventories.



 The accompanying notes are an integral part of these condensed financial statements.


                          ALTA GOLD CO.
                          -------------

             NOTES TO CONDENSED FINANCIAL STATEMENTS
             --------------------------------------
                           (Unaudited)



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

    These interim, unaudited, condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
----------------------------------------------------

    For purposes of the balance sheets and statements of cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents.

RECLAMATION COSTS
-----------------

    Minimum standards for mine reclamation have been established by various governmental agencies which affect certain operations of the Company. The Company's general policy is to accrue estimated reclamation costs during each property's productive life based on estimated reserves using the units of production method. As of September 30, 1995 and December 31, 1994, the Company had reserved approximately $1,871,000 and $2,088,000, respectively, for reclamation activities of which approximately $100,000 is expected to be expended during the last three months of 1995.

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


NOTE 2.  INVENTORIES
---------------------

    Inventories consist of the following:
                                            September 30, December 31,
                                                 1995        1994
                                              ----------- -----------
    Precious metals:
      Refined product                         $   31,000  $    7,000
      In process                               5,002,000   3,657,000
    Consumable supplies                          196,000     142,000
                                              ----------  ----------
                                              $5,229,000  $3,806,000
                                              ==========  ==========

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



NOTE 4  -  LONG-TERM DEBT
-------------------------

Long-term debt is summarized as follows:
                                                     September 30, December 31,
                                                      1995            1994
                                                    -------------------------
Note payable due February 1995; interest at 10.5%;
    secured by equipment                              $        -   $  500,000

Note payable due February 1995; interest at 10%;
    unsecured                                                  -      500,000

Note payable due April 1995; non-interest bearing;
    secured by Kinsley                                         -    1,500,000

Note payable due July 1995; interest at prime plus
    2%; secured by Olinghouse                                  -    2,250,000

Notes payable, due in three equal installments in
   October, November and December 1995; interest
   at prime plus 1.5%; secured by Kinsley,
    Easy Jr. and Olinghouse                            1,688,000            -

Note payable due October 1995; interest at prime
   plus 2%; secured by equipment                       1,000,000            -

Note payable, due February 1996; interest at 12%;
    secured by buildings and equipment                   625,000            -

Notes payable due in installments of $28,000 per
   month through June 1998; interest imputed at
   16.1%; secured by equipment                           728,000            -

Subordinated debenture due June 1996; interest
    at 6%; convertible at the option of the debt
    holder through maturity into common stock
    at a conversion price of $4.00 per share           1,500,000    1,500,000

Subordinated debenture due June 1998; interest
    at 6%; convertible at the option of the debt
    holder through maturity into common stock
    at a conversion price of $4.00 per share           1,500,000    1,500,000

Subordinated zero coupon debenture with a redemption
    price of $4,000,000 due June 2008; discounted
    at 9% compounded per annum                         1,339,000    1,256,000
                                                      ----------   ----------

                                                       8,380,000    9,006,000

Less - current portion                                (5,048,000)  (4,750,000)
                                                       ---------    ---------

    Total long-term debt                              $3,332,000   $4,256,000
                                                      ==========   ==========


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND
SEPTEMBER 30, 1994.


    In the third quarter of 1995, the Company had $6,607,000 in revenue from the sale of 16,780 ounces of gold at an average price of $394/oz, as compared to $3,220,000 in revenue in the third quarter of 1994 from the sale of 8,100 ounces of gold at an average price of $398/oz. In the third quarter of 1995, the Company produced 15,201 ounces of gold, 12,411 ounces from Kinsley at an average cash cost of $168/oz and 2,790 ounces from Easy Jr. at an average cash cost of $285/oz. In the third quarter of 1994, the Company produced 7,989 ounces of gold, all of it from Easy Jr. at an average cash cost of $222/oz.

    Mining began at Kinsley in the fourth quarter of 1994 and gold production began in late January 1995. Mining at Easy Jr. was completed in the third quarter of 1994; however, gold production is expected to continue through early 1996 as the mined ore is processed. The increase in revenue between comparable quarters is due to having two mines in production in 1995 as compared to only one in 1994 plus the sale of gold bullion held in inventory at the end of the second quarter of 1995. The increase in direct mining, production and holding costs from $2,012,000 to $3,730,000 between comparable periods is directly related to the increase in production.

    The decrease in general and administrative expenses from $335,000 in 1994 to $277,000 in 1995 is due to several factors, including a reduction in administrative personnel.

    The decrease in exploration expenses from $72,000 in 1994 to $11,000 in 1995 is due to the natural progression from exploration to development of Olinghouse, Copper Flat and Griffon.

    The increase in depreciation, depletion and amortization from $239,000 in 1994 to $1,010,000 in 1995 is due to the depreciation, depletion and amortization of various costs associated with Kinsley, which began producing gold in 1995.

    Interest expense and other increased from $1,000 in 1994 to $209,000 in 1995 as the result of financing costs incurred in 1995 associated with new borrowings.

    No provision for income taxes was required in either 1994 or 1995 because of the utilization of net operating loss carryforwards. As of September 30, 1995, the Company estimates that it has approximately $16,500,000 in remaining net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period 2000 to 2009.







COMPARISON OF NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND
SEPTEMBER 30, 1994.

    During the first nine months of 1995, the Company had $12,899,000 in revenue from the sale of 32,780 ounces of gold at an average price of $393/oz, as compared to $8,534,000 in revenue during the first nine months of 1994 from the sale of 21,800 ounces of gold at an average price of $391/oz. During the first nine months of 1995, the Company produced 32,844 ounces of gold, 22,818 ounces from Kinsley at an average cash cost of $186/oz and 10,026 ounces from Easy Jr. at an average cash cost of $277/oz. During the first nine months of 1994, the Company produced 18,067 ounces of gold, all of it from Easy Jr. at an average cash cost of $220/oz.

    Mining began at Kinsley in the fourth quarter of 1994 and gold production began in late January 1995. Mining at Easy Jr. was completed in the third quarter of 1994; however, gold production is expected to continue through early 1996 as the mined ore is processed. The increase in revenue between comparable periods is due to having two mines in production in 1995 as compared to only one in 1994, as partially offset by the sale of 3,459 ounces of gold in 1994 which had been held in inventory as of year-end 1993. The increase in direct mining, production and holding costs from $6,075,000 to $7,603,000 between comparable periods is directly related to the increase in production.

    The decrease in general and administrative expenses from $1,059,000 in 1994 to $975,000 in 1995 is due to several factors, including a reduction in administrative personnel.

    The decrease in exploration expenses from $234,000 in 1994 to $28,000 in 1995 is due to the natural progression from exploration to development of Olinghouse, Copper Flat and Griffon.

    The increase in depreciation, depletion and amortization from $751,000 in 1994 to $1,957,000 in 1995 is due to depreciation, depletion and amortization of various costs associated with Kinsley, which began producing gold in 1995.

    In the first quarter of 1995, the Company sold its remaining interest in the Robinson Copper Property for a net gain of $2,425,000; there were no similar transactions in 1994. Interest income and other decreased from $302,000 in 1994 to $109,000 in 1995 as the result of the settlement of litigation with a former creditor in 1994 (please refer to "Note 3. Extinguishment of Debt" for further information). The increase in interest expense and other from $201,000 in 1994 to $482,000 in 1995 is due to additional financing costs incurred in 1995 associated with new borrowings, as partially offset by the effect of the settlement of litigation with a former creditor in 1994.

    No provision for income taxes was required in either 1994 or 1995 because of the utilization of net operating loss carryforwards. As of September 30, 1995, the Company estimates that it has approximately $16,500,000 in remaining net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period 2000 to 2009.

    In the second quarter of 1994, the Company settled all outstanding litigation with a former creditor. Under the terms of the settlement, the Company realized $2,182,000 as an extraordinary item - gain on extinguishment of debt (please refer to "Note 3.
Extinguishment of Debt" for further information).





LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    As of September 30, 1995, the Company had a working capital deficit of $755,000, a $1,636,000 improvement from the December 31, 1994 working capital deficit of $2,391,000. This improvement was expected and is principally due to internal funds generated since the initiation of gold production at Kinsley in January 1995.

    As gold production from Kinsley and Easy Jr. continues in the last quarter of 1995, the Company anticipates that it will have positive working capital by year-end 1995. In order to provide flexibility during the next twelve months, the Company obtained a $1,500,000 line of credit in September 1995.

    The $1,500,000 line of credit bears an interest rate of prime plus 2% on any outstanding balance. Under the terms of the line of credit, the Company may draw down up to $1,500,000 through December 31, 1995, but may only have an outstanding balance totalling $1,125,000 as of December 31, 1995. The available line for each quarter thereafter and the allowable end-of-quarter outstanding balance is progressively reduced by $375,000 per quarter, until the line of credit expires on September 30, 1996. As of September 30, 1995, there were no drawdowns on the line of credit.

    With funds expected to be generated from gold production at Kinsley and Easy Jr., funds to be generated from gold-in-process inventories and funds available under the $1,500,000 line of credit, the Company believes that it has adequate liquidity for its operating and capital needs during the next twelve months.

INVESTING AND FINANCING ACTIVITIES
----------------------------------

    During the first nine months of 1995, the Company expended $2,108,000 for claims, facilities and equipment at Kinsley and Olinghouse, $2,018,000 on the development of Olinghouse, Copper Flat and Griffon and $5,526,000 for the retirement of debt. During the same period, the Company received $2,425,000 from the sale of its remaining interest in the Robinson Copper Property, $4,500,000 in short-term financing and $817,000 in three-year equipment loans.

OUTLOOK
-------

    During the remainder of 1995, the Company has budgeted $1,200,000 for mine development, $100,000 for reclamation and $2,743,000 for retirement of debt. These expenditures are expected to be funded from revenues generated from gold-in-process inventories and gold produced at Kinsley and Easy Jr. and from the $1,500,000 line of credit. The budgeted cash expenditures are based upon future events which cannot be absolutely predicted and which may be beyond the control of the Company, nevertheless, the Company expects to meet its obligations.

    As of Sepember 30, 1995, the Company had sold forward 6,000 ounces of gold at an average price of $403 per ounce.






PART II OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

       10.61 Employment Agreement between Alta Gold Co. and Robert N. Pratt dated June 9, 1995.

       10.62 Employment Agreement between Alta Gold Co. and John A. Bielun dated June 9, 1995.

       10.63  Promissory Note with U.S. Bank of Nevada dated September 18,
              1995.



(b) No reports were filed on Form 8-K during the three-month period ended September 30, 1995.




                                   SIGNATURE
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         ALTA GOLD CO.
                                                        -------------
                                                        (Registrant)









November 3, 1995                            BY:  /s/ John A. Bielun
----------------                               -------------------------
(Date)                                         John A. Bielun
                                               Chief Financial Officer and
                                               Principal Accounting Officer