Form 10-K
period 1995-12-31
ALTA GOLD CO/NV/
filed 1996-03-29
CIK 90350

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                           FORM 10-K
      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
     FISCAL YEAR ENDED DECEMBER 31, 1995, OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
     THE TRANSITION PERIOD FROM ----- TO ------, 1995.

Commission file number 2-2274.

                         ALTA GOLD CO.
   (Exact name of Registrant as specified in its charter)

                NEVADA                        87-0259249
    (State or other jurisdiction of      (I.R.S. Employer
     incorporation or organization)       Identification No.)

   601 WHITNEY RANCH DRIVE, SUITE 10
           HENDERSON, NEVADA                   89014
(Address of principal executive offices)     (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (702) 433-8525


Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock $0.001 Par Value
                        (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X   No
          ----     ----.


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is $116,734,006 computed using the average high and low sales prices of Registrant's Common Stock on March 22, 1996. On such date, the high and low sales prices of Registrant's Common Stock were $4.50 and $4.00, respectively, per share.

     The number of shares outstanding of the Registrant's Common
Stock as of March 22, 1996 was 28,452,780.

                DOCUMENTS INCORPORATED BY REFERENCE:

     Definitive Proxy Statement for the 1996 Annual Meeting of
Stockholders.  Certain information therein is incorporated into Part
III hereof.


                           TABLE OF CONTENTS




PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
  Items 1 and 2.  Business and Properties . . . . . . . . . . . . . .  1
  Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . 18
  Item 4.  Submission of Matters to a Vote of Security Holders. . . . 18

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
  Item 5.  Market for Registrant's Common Equity and Related
      Stockholder Matters   . . . . . . . . . . . . . . . . . . . . . 18
  Item 6.  Selected Financial Data  . . . . . . . . . . . . . . . . . 19
  Item 7.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations . . . . . . . . . . . . . . 19
  Item 8.  Financial Statements and Supplementary Data. . . . . . . . 23
  Item 9.  Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure. . . . . . . . . . . . . 23

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 44
  Item 10.  Directors and Executive Officers of the Registrant  . . . 44
  Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . 44
  Item 12.  Security Ownership of Certain Beneficial Owners
       and Management . . . . . . . . . . . . . . . . . . . . . . . . 44
  Item 13.  Certain Relationships and Related Transactions  . . . . . 44

PART IV   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 44
  Item 14.  Exhibits, Financial Statement Schedules, and Reports
      on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . 44

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 48


                                  PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

INTRODUCTION

     Alta Gold Co. (the "Company") is a mining corporation which explores for and/or produces precious and base metals, including gold, silver, zinc, lead, copper and molybdenum, on properties located in the western United States. The Company was incorporated in Nevada on May 7, 1962, under the name of Silver King Mines, Inc.
On November 24, 1989, the Company merged with Pacific Silver Corporation and the Company's name was changed to Alta Gold Co.
The Company's headquarters is located at 601 Whitney Ranch Drive, Suite 10, Henderson, Nevada, 89014, and its telephone number is
(702) 433-8525.

     The Company operates in one industry segment, solely within the United States. For financial information regarding the Company, see "Item 8. Financial Statements and Supplementary Data."

     The Company's major mines, exploration properties and mining interests are located primarily in Nevada. The Company also owns a copper property in New Mexico and has mining interests in California, Idaho and Oregon.

     In 1991, the Company ceased mining activities because of a downturn in metals prices. As a result of a subsequent increase in the market price of gold, the Company resumed mining at its property known as the Easy Junior mine, located in White Pine County, Nevada ("Easy
Junior") in 1993. In 1994, the Company acquired three gold properties, the Kinsley mine, located in Elko County, Nevada
("Kinsley"), the Olinghouse mine, located in Washoe County, Nevada ("Olinghouse") and the Griffon mine, located in White Pine County, Nevada ("Griffon"), and one copper property, the Copper Flat mine, located in Sierra County, New Mexico ( Copper Flat ). Of these four properties, Kinsley was developed and put into production in 1994.
Olinghouse, Griffon and Copper Flat are currently in the development stage.

OVERVIEW OF MINING PROPERTIES

     During 1995, the Company: (1) completed the purchase of and began gold production at Kinsley; (2) continued to produce gold at Easy Junior; (3) completed the purchase of and continued the development at Olinghouse; (4) continued the development of Copper Flat; (5) continued the development of Griffon; and (6) sold its remaining interest in the Robinson Copper Project (as hereinafter described). A summary of each of the Company's mining activities is described below.

KINSLEY

     Background and History. Kinsley is located approximately eighty miles northeast of Ely, Nevada and is accessed by paved and unpaved public roads . The property was acquired from Cominco American Resources Incorporated and USMX, INC. in April 1994 for a total purchase price of $3,000,000 consisting of $2,000,000 cash (payable in installments) and shares of common stock of the Company with a market value of $1,000,000. The Company made an initial cash payment for the purchase price in the amount of $1,000,000 (which included option payments totalling $50,000 made in 1993) and issued 420,683 shares of common stock which had a market value of $500,000. The Company paid the remaining
$1,000,000 in cash and issued an additional 461,095 shares of common stock of the Company with a market value of $500,000 on April 14, 1995. Under provisions of the purchase agreement, the market value of the Company's common stock was based on the average closing price of the Company's stock for the thirty trading days immediately preceding the issuance of the stock.


Page 2 - Map encompassing the states of Nevada, New Mexico, Arizona and Utah, and showing the locations of the cities of Henderson and Ely, Nevada, and the Company's major mining properties: Kinsley, Olinghouse and Griffon, all located in Nevada, and Copper Flat, located in New Mexico.


     Property Interests. At Kinsley, the Company controls 207 unpatented mining claims covering approximately 4,200 acres. For a description of the risks involved with unpatented mining claims, see "Risk Factors - Uncertainty of Title."

     Geology. The deposits at Kinsley occur as a cluster of Carlin-type disseminated gold ore bodies in Cambrian age sedimentary rocks within and adjacent to a large northwest trending structure. Proven and probable reserves occur as replacement lenses and structurally prepared zones in four separate ore bodies: the Main, Upper, Ridge and West Ridge deposits. Mineralization is fine grained and readily amenable to heap leaching.

     Reserves.  Based on a reserve report (the "PAH Report") dated
March 15, 1996, prepared by Pincock, Allen & Holt ("PAH"), an independent consulting firm located in Lakewood, Colorado, Kinsley has proven and probable reserves of 3,383,000 tons at an average grade of 0.032 ounces per ton gold containing 110,966 ounces of gold. The deposit has an estimated stripping ratio of 1.4:1. See "Production and Reserve Summary" and "Risk Factors - Reserves Estimates."

     Development and Planned Mining and Processing. Site development at Kinsley commenced in July 1994 and mining began in October 1994. Production of refined gold began in January 1995. Mining of Kinsley will be conducted in seven open pits utilizing conventional open pit methods. Operations are conducted over ten to twelve hour shifts on a seven-day per week schedule. Ore is processed at Kinsley through conventional heap leaching. The current equipment fleet at Kinsley consists of front-end loaders coupled with 50-ton haul trucks working on 15 foot benches and is supported with a full set of ancillary equipment. The equipment is in acceptable working condition.

     In 1995, the Company mined 1,267,660 tons of ore with an average grade of 0.0517 ounces per ton gold and produced 40,667 ounces of gold. Based on the current estimate of proven and probable reserves, and other presently known factors, the Company believes that Kinsley presently has an approximate mine life of two and a half years.

EASY JUNIOR

     Background and History. Easy Junior is located 50 miles west of Ely, Nevada and is accessed by paved and unpaved public roads. Initial development on the property commenced in 1989 under a 50-
50 joint venture agreement with Echo Bay Mines, Ltd. ("Echo Bay").
By December 1989, 3,354,086 tons of waste were removed and
297,504 tons of ore were mined.  Gold recovery began in January
1990. Mining was later suspended in 1990 due to depressed gold prices, higher than expected costs associated with stripping, and lower than anticipated ore grades and recoveries. Total production through December 31, 1992, was 11,560 ounces of which the
Company's share was 6,936 ounces.   Effective December 31, 1991,
the Company purchased Echo Bay's interest in the property. After completion of detailed engineering studies by the Company in 1992, mining resumed at Easy Junior in June 1993 and was completed in August 1994. Processing of the mined ore is currently expected to be completed by the end of the second quarter of 1996.

     Property Interests. At Easy Junior, the Company controls 56 unpatented mining claims covering approximately 1,200 acres. See
"Risk Factors - Uncertainty of Title."

     Geology. Gold ore at Easy Junior occurs along the axis of a tight fold within the Mississippian Chainman Shale and Joana Limestone.

     Reserves.  The Company completed mining all reserves at Easy
Junior in 1994. The property does, however, contain a mineral deposit of approximately 200,000 ounces of gold. The Company believes that a portion of this mineral deposit would be minable if the price of gold increases above $450 per ounce; however, there is no assurance that a commercially viable ore deposit exists until further drilling or other underground testing is done and a comprehensive feasibility study based upon such work is concluded.

     Development and Planned Mining and Processing. The Company anticipates that gold processing will be completed by the end of the second quarter of 1996. The Company does not plan any additional development and it is currently expected that most of the required reclamation, including detoxification of the leach pad, removal of structures, and recontouring and revegetation, will be completed in 1996. With the exception of certain ancillary equipment which is used for residual heap leaching at Easy Junior, the Easy Junior equipment fleet was transferred to Kinsley. The equipment, including the ancillary equipment which remains at Easy Junior, is in acceptable working condition.

OLINGHOUSE

     Background and History. Olinghouse is located approximately 35 miles east of Reno, Nevada and is accessed by paved and unpaved public roads. The Company acquired the property in July 1994 from Phelps Dodge Mining Company for $4,625,000 in cash and a promissory note due July 1995 in the amount of $2,250,000 bearing an interest rate of prime plus 2%. The promissory note was paid in full in July 1995.

     Property Interests. At Olinghouse, the Company controls 210 unpatented mining claims and nine patented mining claims on approximately 4,500 acres. See "Risk Factors - Uncertainty of Title." Over half of the currently identified ore body lies within one of the patented mining claims. Thirty-eight of the unpatented mining claims and all nine of the patented mining claims are held under seven different lease agreements with various third parties. Five of the lease agreements carry net smelter return royalties ranging between 4% to 6%. Four of the lease agreements also contain buyout options. All of the lease agreements require annual minimum payments totaling $431,200 in 1996, $452,400 in 1997, $463,700 in
1998, $215,000 in 1999, and $231,400 in 2000, with minimum
payments due under three of the leases in the approximate amount of $130,000 per year until mining is completed on the respective leases.

     Geology. Gold occurs in a series of at least five sub-parallel mineralized structures cutting andesitic volcanic rocks. The structures trend northeasterly and dip northwesterly at 35-90 degrees. Mineralization typically occurs over widths of 50-150 feet, and over strike lengths of greater than 1000 feet. Laboratory studies conducted by McClellan Laboratories, Inc., an independent laboratory located in Sparks, Nevada, show excellent metallurgical characteristics, with high extraction achieved by either cyanidization or gravity separation.

     Reserves. Based on the PAH Report, Olinghouse has proven and probable reserves of 9,655,000 tons of ore at an average grade of
0.036 ounces per ton gold, containing 347,595 ounces of gold. The deposit has an estimated stripping ratio of 4.5:1. See "Production and Reserve Summary" and "Risk Factors-Reserve Estimates".

     Development and Planned Mining and Processing. Depending upon the receipt of necessary permits from state and Federal regulatory authorities and the availability of outside financing, the Company plans to begin mining at Olinghouse in the first quarter of 1997. The Company is in the process of preparing an Environmental
Impact Statement ("EIS") together with completing metallurgical studies and the Phase I mine plan for Olinghouse. There is no assurance that the Company will obtain the necessary permits in a timely fashion.

COPPER FLAT

     Background and History. Copper Flat is located within the Hillsboro Mining District, twenty-seven miles west of Truth or Consequences, New Mexico and is accessed by paved and unpaved public roads.

     As reported in Gold Express Corporation's ("Gold Express") Form 10-K for the year ended June 30, 1993, the property was initially put into production in early 1982 at a cost in excess of $112 million. After three and one half months of production, operations were halted due to low metal prices. The property was thereafter put into a care and maintenance mode until 1986, at which time all structures and equipment were sold and removed. During the three and one half months the mine was in operation in 1982, approximately 1.2 million tons of ore were mined, and approximately 7.4 million pounds of copper, 2,301 ounces of gold and 55,966 ounces of silver were produced.

      The Company acquired Copper Flat in June 1994 from Gold Express for a purchase price which consisted of: (1) approximately $1,400,000 in cash; (2) a $1,500,000 6% two-year convertible subordinated debenture; (3) a $1,500,000 6% four-year convertible subordinated debenture; and, (4) a fourteen-year subordinated zero coupon debenture with a redemption price of $4,000,000. Both convertible subordinated debentures are convertible into Alta Gold common stock at a conversion rate of $4.00 per share.

      Pursuant to the terms of the acquisition agreement, the Company granted to Gold Express a provisional copper production royalty ("Royalty"), which provides for a royalty based on 50% of the quantity of copper produced from Copper Flat during a calendar quarter as multiplied by the amount, if any, by which the average closing spot price of copper during that respective quarter exceeds $1.25 per pound. The maximum amount of the Royalty is $4,000,000 in the aggregate. Any and all payments made by the Company pursuant to the Royalty will be credited against, on a dollar for dollar basis, the principal amount owed under the fourteen-year subordinated zero coupon debenture.

     The acquisition agreement expressly provides the Company with the right to an adjustment of the purchase price for the breach of any warranties or representations made by or obligations retained by Gold Express. The Company has identified several instances where it believes that such a breach has been made by Gold Express and has notified Gold Express that it intends to exercise its right to an adjustment of the purchase price to offset the cost of remedying such breaches. The amounts involved and the ultimate resolution of this matter have not yet been determined.

     Copper Flat is also subject to a reserved interest held by Gold Express' predecessor in interest. This reserved interest requires payments of a 2 1/2% net smelter return royalty and $150,000 in annual advanced royalties. This reserved interest also included an additional 2 1/2% net smelter royalty which the Company acquired, concurrent with the purchase of Copper Flat, in exchange for 375,000 shares of Alta Gold common stock. Under the terms of this exchange, the Company has further agreed to pay in cash to the owner of this reserved interest the difference between $4.00 per share and the closing price of the Company's common stock on the second anniversary date of the common stock issuance (June 1996), if the closing price is less than $4.00 per share at that time, as multiplied by the maximum of 250,000 shares.

     Property Interests. At Copper Flat, the Company controls 422 unpatented mining claims and 21 patented mining claims on approximately 5,000 acres of land. See "Risk Factors - Uncertainty of Title."

     Geology. The Copper Flat deposit occurs in and is adjacent to a breccia pipe cutting a small quartz monzonite porphyry stock.
Chalcopyrite is the dominant copper mineral. Gold and silver occur as electrum. Molybdenite is the dominant molybdenum mineral.

     Reserves. Based on the PAH Report, Copper Flat has proven and probable reserves of 59,119,000 tons of ore at an average grade of 0.425% copper, 0.004 ounces per ton gold, 0.061 ounces per ton silver and 0.013% molybdenum. Contained metal is approximately 502,512,000 pounds of copper, 251,256 ounces of gold, 3,577,000 ounces of silver and 15,370,000 pounds of molybdenum. The deposit has internal continuity and an estimated stripping ratio of less than 0.83:1. See "Production and Reserve Summary" and "Risk Factors-Reserve Estimates".

     Development and Planned Mining and Processing.  In February
1996, the Company submitted a draft EIS to the U.S. Environmental Protection Agency ("EPA") for the property. Depending upon the timing of the approval of the EIS, the receipt of necessary permits from state and Federal regulatory authorities, and the availability of outside financing, the Company plans to begin mining in 1997. There is no assurance that the Company will obtain the necessary permits in a timely fashion.

GRIFFON

     Background and History. Griffon is located approximately forty-six miles southwest of Ely, Nevada and is accessed principally by paved and unpaved public roads. The Company purchased the property from Griffon Resources, Inc. ("GRI") in October 1994.
Under the terms of the acquisition agreement, the Company is required to make a payment of $40,830 on October 1, 1996. The acquisition agreement requires a royalty payable to GRI of $13.60 per ounce of gold for the first 50,000 ounces of production and a maximum of $10.00 per ounce of gold for any additional production.
If the property is not in production by October 1, 1997, the Company is required to return the property to GRI, unless the failure to have the property in production by such time is due to reasons of force majeure, as such term is defined in the acquisition agreement.

     Property Interests. At Griffon, the Company controls 69 unpatented mining claims on approximately 1,400 acres. See "Risk
Factors - Uncertainty of Title."

     Geology. The Griffon deposits consist of two Carlin-type disseminated gold ore bodies, the Discovery Ridge deposit and the Hammer Ridge deposit, hosted in the upper part of the Mississippian
Joana Limestone. The Discovery Ridge deposit, approximately 100 feet thick, 400 feet wide, and 700 feet long, has excellent internal continuity and is exposed at the surface. The Hammer Ridge deposit, located approximately 1000 feet southeast of Discovery Ridge, is smaller, but has similar geologic characteristics and is also exposed at the surface. There is the potential to expand the reserves to the northwest and southeast.

     Reserves. Based on the PAH Report, Griffon has proven and probable reserves of 2,737,000 tons of ore at an average grade of
0.025 ounces gold per ton, containing 68,418 ounces of gold. The deposit has an estimated stripping ratio of 0.56:1. See "Production and Reserve Summary" and "Risk Factors - Reserve Estimates."

     Development and Planned Mining and Processing.  In 1995, the
Company completed its delineation drilling program at Griffon and began development of a mine plan for the property. Depending upon the receipt of necessary permits from state and Federal regulatory authorities, the Company plans to begin mining in 1997.
There is no assurance that the Company will obtain the necessary permits in a timely fashion.

WARD

     Background and History. Ward is located approximately 12 miles south of Ely, Nevada and is accessed by paved and unpaved public roads.

     From 1966 to 1982 exploration by the Company and lessors of the property partially defined a large copper, lead, zinc, silver resource. In 1982, Gulf Minerals Resources Company calculated reserves from surface drill holes of 17,000,000 tons grading 1.5% copper, 4% lead and zinc, and 2 ounces per ton silver. From 1983 to 1985 the Company drove twin 4,000 foot declines, 25,000 feet of underground drifts and 71,500 feet of underground drilling delineating a portion of the resource. A Company reserve calculation and feasibility study was completed in December 1988 which justified placing the property into production at a rate of 1,000 tons per day. The reserve calculation and feasibility study was certified by PAH and production began in late 1989. Due to depressed zinc prices and unfavorable smelter contracts, the Company suspended mining and processing of the ores in 1991. From the beginning of production in 1989 to the completion of milling in May 1991, the property produced approximately
31.2 million pounds of zinc, 1.9 million pounds of copper, 2.4 million pounds of lead, 158,811 ounces of silver and 134,051 pounds of cadmium.

     Property Interests. At Ward, the Company controls 32 patented mining claims covering 300 acres and 121 unpatented mining claims covering approximately 2,500 acres. See "Risk Factors - Uncertainty of Title."

     Geology. Mineralization at Ward consists of base metal replacements of gently-dipping skarns and mantos in the Joana and Guilmette Limestones. The Ward deposit was mined underground using trackless equipment and open stopping with natural support.
Ore was hauled via the declines to a surface stockpile and then trucked 14 miles east to a mill owned by the Company. The mill, originally a cyanide leach, Merill-Crow process silver recovery system, was remodeled by the Company in 1989 and 1990 to accommodate flotation and filtering circuits which produce separate concentrates of zinc, copper and lead. Concentrates from the mill were shipped by truck and rail to custom smelters for smelting and refining.

     Reserves. The Company estimates that the property has proven and probable reserves of 246,178 tons of ore containing 567,440 ounces of silver, 4,954,000 pounds of copper, 44,740,000 pounds of zinc and 4,456,000 pounds of lead. See "Production and Reserve Summary" and "Risk Factors - Reserve Estimates."

     Development and Planned Mining and Processing. The Company is investigating the possibility of further expanding the reserves through a joint venture or similar arrangement. However, the Company has no present plans to develop the property.

SALE OF ROBINSON COPPER PROJECT ROYALTY

     Until January of 1995, the Company owned provisional copper and gold production royalties at the Robinson Copper Project, located one mile west of Ely, Nevada. In January 1995, the Company sold its interest in the provisional copper and gold production royalties for $2.5 million in cash.

OTHER PROPERTIES

 The Company also owns the following properties:

   PROPERTY            LOCATION
   --------            --------
   Elder Creek *       Lander County, Nevada, near
                       Battle Mountain, Nevada
   Golden Butte *      50 miles north of Ely, Nevada
   Illipah             45 miles west of Ely, Nevada
   Slaven Canyon       15 miles southeast of Battle
                       Mountain, Nevada
   Taylor-Chipps       12 miles southeast of Ely, Nevada
   Copper Cliffs       Near Cuprum, Idaho
   Iron Dyke           Near Oxbow, Oregon
   Red Ledge           In Adams County, Idaho
   Shasta              In Shasta County, California
   Tybo                65 miles northeast of Tonopah, Nevada
   _______________

   * Elder Creek and Golden Butte are in reclamation. Reclamation activities at both locations include: leach pad detoxification, removal of structures, and recontouring and revegetation.

     With regard to each of the properties set forth in the table above, there is no assurance that a commercially viable ore deposit exists until further drilling or underground testing is done and a comprehensive feasibility study based upon such work is completed.
The Company does not have any current plans to develop or conduct any drilling, testing or feasibility studies with regard to these properties.

PRODUCTION AND RESERVES SUMMARY

     The following table summarizes gold refined from the Company's properties during the past three years.

                                 OUNCES OF GOLD REFINED
                  Properties     1995     1994     1993
                  ----------     ----     ----     ----

                  Kinsley       40,667      -       -
                  Easy Junior   12,396   23,589     -
                  Golden Butte     -        -       163
                                ------   ------     ---
                  Total         53,063   23,589     163
                                ======   ======     ===

     The Company calculates its reserves by methods generally applied within the mining industry by a multi-disciplinary team of geologists, engineers, and geostatisticians. Due to the nature of the deposits, all reserves are calculated from drill-hole assay results. Representative samples are collected from the drilling, including a significant amount of core drilling in deposits where reverse circulation drill samples could be contaminated or diluted. Assay results are evaluated to detect potential bias, and check assays are completed on all ore-grade intercepts as a quality-control procedure. Computer-generated ore deposit models are compared against manual methods and, as mining progresses, against actual mining results. Pit outlines generated from the models are based upon mining and processing costs and processing recoveries and are validated by mining and processing experience, yielding estimates of reserves determined by optimum economic mining limits.

     Reserves reported by the Company for Kinsley, Olinghouse, Copper Flat and Griffon have been audited and verified by PAH as provided in the PAH Report. PAH's audit of these reserves as of March 15, 1996, verified that the Company's models for these reserves have been prepared according to accepted engineering practice and that these reserves satisfy the requirements for proven and probable reserves.

     The following table summarizes proven and probable ore reserves, ore grade and contained metal of the properties owned by the Company as of December 31, 1995.

                                     RESERVES (1) (2)

                              Tons of Ore
                           Proven and Probable
                                Reserves        Grade    Contained Metal (3)
GOLD
   Kinsley                      3,383,000       0.032        110,966 oz.
   Olinghouse                   9,655,000       0.036        347,595 oz.
   Copper Flat                 59,119,000       0.004        251,256 oz.
   Griffon                      2,737,000       0.025         68,418 oz.
                                                           ---------
   Total                                                     778,235 oz.
                                                           =========
SILVER
   Copper Flat                 59,119,000       0.061      3,577,000 oz.
   Ward                           246,178       2.305        567,440 oz.
                                                           ---------
   Total                                                   4,144,440 oz.
                                                           =========

COPPER
   Copper Flat                 59,119,000       0.425%   502,512,000 lbs
   Ward                           246,178       1.006%     4,954,000 lbs
                                                         -----------
   Total                                                 507,466,000 lbs
                                                         ===========

OTHER METALS
   Molybdenum (Copper Flat)    59,119,000       0.013%    15,370,000 lbs
   Zinc (Ward)                    246,178       9.087%    44,740,000 lbs
   Lead (Ward)                    246,178       0.905%     4,456,000 lbs


(1) The term "reserves" means that part of a mineral deposit which can be reasonably assumed to be economically and legally extracted or produced at the time of the reserves determination.
         The term "economically", as used in the definition of reserves, implies that profitable extraction or production under defined investment assumptions has been established or analytically demonstrated. The assumptions made must be reasonable, including assumptions concerning the prices and costs that will prevail during the life of the project. The term "legally", as used in the definition of reserves, does not imply that all permits needed for mining and processing have been obtained or that other legal issues have been completely resolved. However, for reserves to exist, there should not be any significant uncertainty concerning issuance of these permits or resolution of legal issues.

         The term "proven reserves" means reserves for which
         (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.
         The term "probable reserves" means reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

(2)      See "Risk Factors - Reserve Estimates".

(3) The term "contained metal" means that the reserves are estimated to encompass a stated number of ounces or pounds of metal in place. The number of ounces or pounds ultimately recovered and available for sale depends upon mining and processing efficiency.

         Actual recovered ounces will depend on processing recovery rates. Estimated processing recovery rates, as a percent of contained metal, are as follows: (1) gold: Kinsley - 75%, Olinghouse - 83%, Copper Flat - 50%, Griffon - 85%; (2) silver:
         Copper Flat - 90%, Ward - 80%; (3) copper: Copper Flat - 91%, Ward - 70%; (4) other metals: molybdenum - 71%, zinc - 93%, lead - 70%.

MINING AND PROCESSING METHODS

     Mining and processing methods currently used by the Company include open-pit mining and heap leaching. The following is a general description of the mining and processing methods used at the Company's mines.

     Open-Pit Mining

     At its current operations, the Company conducts open-pit mining utilizing conventional, industry-employed methods and proven equipment.  Mine plans are designed to remove overburden to
expose sufficient ore to meet processing requirements. Material is generally drilled and blasted in 20-foot benches in ore and 20 to 50-foot benches in overburden. The blasted material is then loaded onto off-road haul trucks using a fleet of front-end loaders, hydraulic shovels and electric shovels. Overburden is transported outside the pits and placed on piles, or used to backfill pits where operationally feasible. Ore is transported by haul trucks to one of several
destinations.   Depending on the ore grade, ore is either taken from
the pit and stacked from the trucks directly onto heap leach pads or crushed before being stacked onto heap leach pads.

     The Company has comprehensive preventative maintenance programs at each mine for maintaining all equipment. As a piece of equipment reaches the end of its economic life, that unit is retired and replaced.

     Heap Leaching

     In conventional heap leaching, the ore is hauled from the pit and crushed to an optimum size depending on the nature of the ore. The crushed ore is then mixed with lime and/or polymer agglomerates and hauled or conveyed to the leach pads where it is stacked. The stacked ore is then cross-ripped to increase solution percolation, and a weak cyanide solution is applied to the top surface of the heaps using drip and sprinkler irrigation techniques. This solution percolates down through the ore, where the cyanide leaches the gold from the rock, collects on the lined pad and holds the gold in solution as it flows to a central collection location. All leaching occurs in a closed system on lined pads designed to meet applicable environmental protection standards. The system is designed to recover all cyanide and prevent its escape or infiltration into the ground.

     The gold-bearing pregnant solutions are collected from each heap and pumped from heap leach pads to the mill facilities for recovery. The gold is recovered through carbon absorption followed by conventional pressure stripping of the carbon using a high-temperature caustic solution, which is then pumped to electro-winning cells or to a zinc-precipitation circuit. Gold is electro-plated onto cathodes. The resultant electro-plated material is removed from the cathodes, fluxed, smelted and poured into dore' bars for shipment to a third-party refinery. Zinc precipitate is treated in a similar manner.

     Run-of-mine heap leaching is identical to conventional heap leaching, except that the ore and lime are placed directly on heap leach pads, without being crushed as a preliminary step. Run-of-mine heap leaching cycles are typically longer and recoveries are typically lower than conventional heap leaching.

FINANCING OF EXPLORATION AND DEVELOPMENT ACTIVITIES

     The Company's exploration and development activities are currently funded by internally generated capital, existing cash on hand, and amounts borrowed from lending institutions. The amount of the Company's expenditures in 1996 and in subsequent years will depend on, among other factors, the market prices of precious and base metals, the Company's available funds, the Company's ability to borrow funds and borrowing limitations placed upon the Company by lending institutions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

MARKETING

     The Company sells production from its mines to metals firms pursuant to fixed price forward contracts and at spot prices prevailing at the time of sale. As of December 31, 1995, the Company had sold forward 6,000 ounces of gold for delivery in 1996 at an average price of $391 per ounce, bought put options for 3,000 ounces of gold for delivery in 1996 at an average price of $395 per ounce and sold 3,000 ounces of offsetting call options at an average price of $420 per ounce.

     During the year ended December 31, 1995, the Company sold approximately 86% of its gold production to Gerald Metals, Inc., located in Stamford, Connecticut. During the year ended December 31, 1994, the Company sold
100% of its gold production to Prudential Securities Incorporated.
During the year ended December 31, 1993, the Company sold 100% of its gold production to Johnson Matthey, Inc., located in Salt Lake City, Utah. Due to the fungible nature of gold, the Company believes that other buyers are readily available to purchase the Company's gold and, consequently, that its reliance on a single customer does not represent a significant risk to the Company's operations.

GOVERNMENT CONTROLS AND REGULATIONS

     The Company's business is subject to extensive governmental controls and regulations which are amended from time to time. The Company is unable to predict what additional legislation or amendments may be proposed that might affect its business or the time at which any such proposals, if enacted, might become effective. Such legislation or amendments, however, could require increased capital and operating expenditures and could prevent or delay certain operations by the Company. See "Risk Factors".

     Outlined below are some of the more significant aspects of governmental controls and regulations which materially affect the Company's principal area of business.

     Regulation of Mining Activity

     All of the Company's operations, including its exploration, development and production activities, are subject to regulation under environmental laws, policies and regulations. These laws, policies and regulations regulate, among other matters, emissions to the air, discharges to water, management of waste, management of hazardous substances, protection of natural resources, protection of endangered species, protection of antiquities and reclamation of land. The Company's operations are also subject to numerous other Federal, state and local laws and regulations. At the Federal level, the mining operations of the Company are subject to inspection and regulation by the division of Mine Safety and Health Administration of the Department of Labor ("MSHA") under provisions of the Federal Mine Safety and Health Act of 1977. The Occupation and Safety Health Administration
("OSHA") also has jurisdiction over certain safety and health standards not covered by MSHA.

     The Company's existing mining operations and all future exploration and development projects also require or will require a variety of permits. Although the Company believes the permits for these projects can be obtained in a timely fashion, permitting procedures are complex, costly, time-consuming and subject to potential regulatory delay. The Company does not believe that existing permitting requirements or other environmental protection laws and regulations will have a material adverse effect on its business, financial condition or results of operations. However, the Company cannot be certain that future changes in laws and regulations would not result in significant additional expense, capital expenditures, restrictions or delays associated with the development and operation of the Company's properties. The Company cannot predict whether it will be able to renew its existing permits or whether material changes in existing permit conditions will be imposed. Non-renewal of existing permits or the imposition of additional conditions could have a material adverse effect on the Company's financial condition or results of operations.

     The State of Nevada (where a majority of the Company's properties are located) adopted the Mined Land Reclamation Act (the "Nevada Act") in 1989 that established design, operation, monitoring and closure requirements for all mining facilities. The Nevada Act has increased the cost of designing, operating, monitoring and closing new mining facilities and could affect the cost of operating, monitoring and closing existing mining facilities. The State of Nevada has also adopted reclamation regulations pursuant to which reclamation plans have been prepared and financial assurances established for existing facilities. New facilities are also required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of operations. The Nevada Act also requires reclamation plans and permits for exploration projects that will result in more than five acres of surface disturbance.

      The State of New Mexico (where Copper Flat is located) recently enacted the 1993 New Mexico Mining Act (the "New Mexico Act"), a reclamation statute applicable to most existing hard-rock and precious metals mines, as well as to future exploration and mining projects in New Mexico. The New Mexico Act requires, among other things, closure and reclamation of mines and exploration projects. The closure and reclamation obligations associated with mining operations are imposed upon the operator or owner of the mining operation.


     Environmental Regulations

     Legislation and implementation regulations adopted or proposed by the United States Environmental Protection Agency ("EPA"), the Bureau of Land Management ("BLM") and by comparable agencies in various states directly and indirectly affect the mining industry in the United States. These laws and regulations address the environmental impact of mining and mineral processing, including potential contamination of soil and water from tailings discharges and other wastes generated by mining companies. In particular, legislation such as the Clean Water Act, the Clean Air Act, the Federal Resource Conservation and Recovery Act ("RCRA"), the Environmental Response, Compensation and Liability Act and the
National Environmental Policy Act require analyses and/or impose effluent standards, new source performance standards, air quality antimycin standards and other design or operational requirements for various components of mining and mineral processing, including gold ore mining and processing. Such statutes also may impose liability on the Company for remediation of waste it has disposed.

     The Company's gold mining and processing operations generate large quantities of solid waste which is subject to regulation under the RCRA and similar state laws. The majority of the wastes produced by the Company's operations are "extraction" and "beneficiation" wastes that EPA has determined not to regulate under RCRA's "hazardous waste" program. Instead, the EPA is developing a solid waste regulatory program specific to mining operations under the RCRA. Of particular concern to the mining industry is a proposal by the EPA titled Recommendation for a Regulatory Program for Mining Waste and Materials Under Subtitle D of the Resource Conservation and Recovery Act ("Strawman II") which, if implemented, would create a system of comprehensive Federal regulation of the entire mine site. Many of these requirements would be duplicative of existing state regulations. Strawman II as currently proposed would regulate not only mine and mill wastes but also numerous production facilities and processes which could limit internal flexibility in operating a mine. To implement Strawman II the EPA must seek additional statutory authority, which is expected to be requested in connection with Congress' reauthorization of RCRA.

     The Company is also subject to regulations under (i) the Comprehensive Environmental Response, Compensation and
Liability Act of 1980 ("CERCLA" or "Superfund") which regulates and establishes liability for the release of hazardous substances and (ii) the Endangered Species Act ("ESA") which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. Revisions to CERCLA and ESA are being considered by Congress; the impact on the Company of these revisions is not clear at this time.

     Environmental laws and regulations may also have an indirect impact on the Company, such as increased cost for electricity due to acid rains provisions of the Clean Air Act Amendments of 1990. Charges by refiners to which the Company sells its metallic concentrates and products have substantially increased over the past several years because of requirements that refiners meet revised environmental quality standards. The Company has no control over the refiners' operations or their compliance with environmental laws and regulations. If the refining capacity of the United States is significantly reduced because of environmental requirements, it is possible that the Company's operations could be adversely affected.

     Moreover, the Clean Air Act Amendments mandate the establishment of a Federal air permitting program, identify a list of hazardous air pollutants, including various metals and cyanide, and establish new enforcement authority. The EPA has published final regulations establishing the minimum elements of state operating permit programs. The states had until November 15, 1993 to submit their permit programs to the EPA for review and approval. Until the state regulations are promulgated and approved by the EPA, the full impact of the new regulations on the Company cannot accurately be predicted.

     The Company believes that its operations are in substantial compliance with Federal and state regulations and that no significant capital expenditures for environmental control facilities will be required in the near future. However, compliance with these standards, laws and regulations may necessitate control measures and expenditures which, if required, cannot be estimated at this time. Compliance may require substantial prophylactic measures regarding operation of new mines and mills or materially affect the proposed schedule for construction of such facilities. Under certain circumstances, construction of mining facilities may be stayed pending regulatory approval. See "Risk Factors - Environmental Controls."

GOLD MARKET

     The profitability of the Company's current operations is significantly affected by the market price of gold. Market gold prices can fluctuate widely and are affected by numerous factors beyond the Company's control, including industrial and jewelry demand, expectations with respect to the rate of inflation, the strength of the U.S. dollar (the currency in which the price of gold is generally quoted) and of other currencies, interest rates, central bank sales, forward sales by producers, global or regional political or economic events and production costs in major gold-producing regions such as South Africa and the former Soviet Union. In addition, the price of gold sometimes is subject to rapid short-term changes because of speculative activities.

     The demand for and supply of gold affect gold prices, but not necessarily in the same manner as supply and demand may affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. As the amounts produced in any single year constitute a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant impact on the supply of gold or on its price.

     If the Company's revenue from gold sales falls for a substantial period below its costs of production at any or all of its operations, the Company could determine that it is not economically feasible to continue commercial production at any or all of its operations.

     The gold market generally is characterized by volatile prices and strong competition. The volatility of gold prices is illustrated in the following table of annual high, low and average gold fixing prices per ounce on the London P.M. Fix:

           YEAR              High   Low   Average
           ----              ----   ---   -------
           1985              $341   $294   $317
           1986               438    326    368
           1987               500    390    446
           1988               495    395    437
           1989               416    356    381
           1990               424    346    383
           1991               403    344    362
           1992               374    330    344
           1993               406    326    360
           1994               396    370    384
           1995               396    372    384

Sources of Data:  Metals Week

    On March 22, 1996, the afternoon fixing for gold on the London P.M. Fix was $397.70 per ounce and the closing spot market price of gold on the New York Commodity Exchange was $398.60 per ounce. Gold prices on both the London P.M. Fix and the New York Commodity Exchange are regularly published in most major financial publications and many nationally recognized newspapers. See "Risk Factors - Fluctuations in Price of Metals."

RISK FACTORS

      Reserves Estimates

      The Company's reserves presented are estimates and no assurance can be given that the indicated amount of metal will be recovered. See "Production and Reserve Summary." Reserve estimates may require revisions based on actual production experience. Fluctuations in the market price of gold, as well as increased production costs or reduced recovery rates, may render reserves containing relatively lower grades of mineralization uneconomical to recover and may ultimately result in a restatement of reserves.


      Fluctuations in the Price of Metals

      The market price of metals is extremely volatile and is influenced by factors beyond the control of the Company. If the price of a metal should drop, the value of the Company's properties which are being explored or developed for that metal could also drop and the Company might not be able to recover its investment in those properties. The decision to place a mine in production, and the commitment of funds necessary for that purpose, must be made well in advance of the time when a mining company will receive the first revenues from that production. Price fluctuations between the time that such a decision is made and the commencement of production can dramatically change the economics of a mine. Although it is possible to protect against price fluctuations under some circumstances by buying and selling futures contracts for the metal to be produced, the volatility of metal prices represents a substantial risk in the mining industry which no amount of planning or technical expertise can estimate. The Company has entered into future sales contracts and purchased put options in an amount equal to approximately 20% of its projected gold production for 1996 at an average price of $392 per ounce.

    If the amounts the Company realizes from the sales of its metals were to decrease significantly and remain at a decreased price level for an extended period of time, the Company could determine it is not economically feasible to continue commercial production of that metal. From 1991 to 1993, the Company ceased its production activities because of depressed metals prices during that period.

    Proposed Legislation Affecting the Mining Industry

    During the past three years, the United States Congress considered a number of proposed amendments to the General Mining Law of 1872, as amended (the "General Mining Law"), which governs mining claims and related activities on Federal lands. In 1992, a holding fee of $100 per claim was imposed upon unpatented mining claims located on Federal lands. Beginning in October 1994, a moratorium on processing of new patent applications was approved. In addition, a variety of legislation is now pending before the United States Congress to amend further the General Mining Law. The proposed legislation would, among other things, change the current patenting procedures, impose royalties, and enact new reclamation, environmental controls and restoration requirements. The royalty proposals range from a 2% royalty on net profits from mining claims to an 8% royalty on modified gross income/net smelter returns. The extent of any such changes is not presently known and the potential impact on the Company as a result of future congressional action is difficult to predict. If enacted, the proposed legislation could adversely affect the potential for development of operating mines on the Federal unpatented mining claims held by the Company. Kinsley and Griffon and portions of Olinghouse and Copper Flat consist of unpatented mining claims on Federal lands. The Company's financial performance could therefore be materially and adversely affected by passage of all or pertinent parts of the proposed legislation.

    Government Permits

    The Company is seeking governmental permits for expansion or advanced exploration activities at Copper Flat, Olinghouse and Griffon.
Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous Federal, state and local agencies. The duration and success of each permitting effort are contingent upon many variables not within the Company's control. In the context of environmental protection permitting, including the approval of reclamation plans, the Company must comply with known standards, existing laws and regulations which may entail greater costs and delays depending on the nature of the activity to be permitted and the interpretation of the regulations implemented by the permitting authority. The failure to obtain certain permits could have a material adverse effect on the Company's business and operations.

    Environmental Controls

    The Company is required to comply with numerous environmental laws and regulations imposed by Federal and state authorities. At the Federal level, legislation such as the Clean Water Act, the Clean Air Act, the RCRA, the Environmental Response, Compensation and Liability Act and the National Environmental Policy Act impose effluent and waste standards, performance standards, air quality and emissions standards and other design or operational requirements for various components of mining and mineral processing, including gold ore mining and processing. Although the majority of the waste produced by the Company's operations are "extraction" and "beneficiation" wastes, which the EPA does not regulate under its current "hazardous waste" program, the EPA is currently developing a separate program under the RCRA to regulate such waste. Until the new regulatory program is formally proposed by the EPA, there is not a sufficient basis on which to predict the potential impacts of such regulations on the Company.

    Many states, including the State of Nevada (where a majority of the Company's properties are located), have also adopted regulations that establish design, operation, monitoring, and closing requirements for mining operations. Under these regulations, mining companies are required to provide a reclamation plan and financial assurance to insure that the reclamation plan is implemented upon completion of mining operations. Further, under the Clean Air Act, as amended, states are required to develop permit plans for polluting and potentially polluting industries such as mining and smelting. Although the states have submitted their permit programs to the EPA for review, until final regulations are promulgated and approved by the EPA, the Company cannot predict the full impact of these state permitting regulations.

    The Company's compliance with Federal and state environmental laws may necessitate significant capital outlays or delays, may materially and adversely affect the economics of a given property, or may cause material changes or delays in the Company's intended exploration, development and production activities. Further, new or different environmental standards imposed by governmental authorities in the future could adversely affect the Company's business activities.

    Uncertainty of Title

    A majority of the Company's properties consist of unpatented mining claims or mill site claims which the Company owns or leases. These claims are located on Federal land or involve mineral rights which are subject to the claims procedures established by the General Mining Law of 1872.
Under this law, if a claimant complies with the statute and the regulations for the location of a mining claim or mill site claim, the claimant obtains a valid possessory right to the land or the minerals contained therein. To preserve an otherwise valid claim, the claimant must also make certain additional filings with the county in which the land or mineral is situated and the BLM and pay an annual "rental" fee of $100 per claim. If a claimant fails to make the annual rental payment or make the required filings, the mining claim or mill site claim is void or voidable.

    Because mining claims and mill site claims are self-initiated and self-maintained rights, they are subject to unique vulnerabilities not associated with other types of property interests. It is difficult to ascertain the validity of unpatented mining claims or mill site claims from public property records and, therefore, it is difficult to confirm that a claimant has followed all of the requisite steps for the initiation and maintenance of a claim. Under Federal law, in order for an unpatented mining claim to be valid, the claimant has the burden of proving that the mineral occurrence on which it is based can be mined at a profit at the time the claim is located and at any time when anyone makes any subsequent challenge to the claim's validity. It is therefore conceivable that, during times of falling metal prices, claims which were valid when they were located could become invalid if challenged. See "Risk Factors - Fluctuations in the Price of Metals".

    Title to unpatented claims and other mining properties in the western United States typically involves certain other inherent risks due to the frequently ambiguous conveyancing history of those properties, as well as the frequently ambiguous or imprecise language of mining leases, agreements and royalty obligations. No generally applicable title insurance is available for unpatented mining or mill site claims or many other of the Company's mineral interests. As a result, some of the titles to the Company's properties may be subject to challenge.

    Dependence on Key Personnel

    The Company is dependent on the services of certain key officers, including its: (1) Chairman of the Board, Chief Executive Officer, and President; (2) Senior Vice-President and Chief Financial Officer; (3) Vice-President of Engineering and Construction and (4) Vice-President of Exploration. Competition in the mining industry for qualified individuals is intense, and the loss of any of these key officers or employees, if not replaced, could have a material adverse effect on the Company's business and operations. The Company currently does not have key person insurance. The Company has entered into employment agreements with its Chief Executive Officer, Chief Financial Officer and Vice-President of Engineering and Construction which provide for certain payments upon termination or resignation resulting from a change in control of the Company or termination without cause (as those terms are defined in such agreements).

COMPETITION

    The Company competes with other mining companies in connection with the acquisition of mining claims and leases on precious and base metals properties and in connection with the recruitment and retention of quality employees.

    There is significant competition for the limited number of precious and base metals acquisition opportunities in North America and elsewhere. As a result of this competition, much of which is with companies with greater financial resources than the Company, the Company may be unable to continue to acquire attractive mining properties on terms it considers acceptable.

    Since there is a world market for gold, the Company believes that no single company has sufficient market power to affect the price or supply of gold in the world market.

OTHER

    The Company does not own any patents, trademarks, licenses, franchises or concessions except for mineral interests granted by governmental authorities and private land owners.

    The Company's business is generally not seasonal in nature except to the extent that weather conditions at certain times of the year may affect the Company's access to its properties.

    The Company had 108 full-time employees at December 31, 1995. None of the Company's employees are covered by collective bargaining agreements. The Company believes that relations with its employees are satisfactory.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved in legal proceedings, in various stages, which it considers routine to its business activities. It is management's opinion that these proceedings, even if decided adversely, will not have a material effect on the Company s financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None

                                 PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

    Market Information. The Company's common stock is traded in the over-the-counter market and is quoted on the National Market System of the National Association of Securities Dealers Automated Quotations System
("NASDAQ") under the symbol ALTA.   The following table sets forth, for
the indicated periods, the high and low sales prices of such shares as obtained from the NASDAQ Stock Market Summary of Activity.

Calendar Year Ended December 31,
                                      High     Low
                                     -----     ----
  1994
  ----
     First Quarter                   1-1/2    1-3/32
     Second Quarter                 1-9/16    1
     Third Quarter                   1-7/8    1-5/32
     Fourth Quarter                1-25/32    1-1/16

  1995
  ----
     First Quarter                 1-11/32    15/16
     Second Quarter                 1-5/16    1
     Third Quarter                 1-17/32    1-1/32
     Fourth Quarter                      2    1-1/8

     The high and low sales prices on March 22, 1996, were $4.50 and $4.00 per share, respectively.

     Holders. As of March 22, 1996, there were approximately 8,284 holders of record of the Company's common stock, including several holders who are nominees for an undetermined number of beneficial owners.

     Dividends. The Company paid no dividends on its common stock during 1995 or 1994, and does not anticipate paying and, because of certain debt covenants, is restricted from paying any dividends in the near future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data with respect to the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto set forth elsewhere in this report. All amounts are stated in thousands except per share amounts.

                                     1995   1994    1993    1992    1991
                                      (1)                    (2)     (3)
                                     ----   ----    ----    ----    ----
Income Statement Data
---------------------

Total Revenues                     $20,636 $10,696  $  210     $818 $14,218

Income (Loss) before
  Extraordinary Item                $5,889    $622 ($5,071)($11,419)$ 8,113

Income (Loss) per share
  before Extraordinary
  Item                               $0.21   $0.02  ($0.19)  ($0.42)  $0.30


Balance Sheet Data
------------------

Total Assets                       $40,399  $38,455 $38,192  $42,524 $58,544

Long-Term Obligations               $4,878   $6,722  $3,113   $3,638  $3,707

Working Capital
  (Deficit)                          ($312) ($2,391) $8,515  $15,149 $10,918

Stockholders' Equity               $30,388  $23,938 $19,241  $24,269 $34,023


(1) In 1995, Income (Loss) before Extraordinary Item includes $2.4 million (or $0.09 per share) from a non-recurring net gain on the sale of an asset.

(2) In 1992, Income (Loss) before Extraordinary Item includes a charge of $6.8 million (or $.25 per share) from the write-down of properties.

(3) In 1991, Income (Loss) before Extraordinary Item includes $20.1 million (or $0.70 per share) from a non-recurring net gain on the sale of assets.

No dividends were paid during the above five-year period.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements.


RESULTS OF OPERATIONS

  COMPARISON OF THE YEARS ENDED DECEMBER 31, 1995 AND 1994

    The Company's $20.6 million in revenue in 1995 was derived from the sale of gold produced at Kinsley and Easy Junior. During 1995, the Company produced 53,063 ounces of gold, 40,667 ounces from Kinsley at an average cash cost of $184 per ounce and 12,396 from Easy Junior at an average cash cost of $283 per ounce. During 1994, the Company produced 23,589 ounces of gold from Easy Junior at an average cash cost of $230 per ounce. In 1995, the Company sold 52,580 ounces of gold at an average price of $392 per ounce. In 1994, the Company sold 27,377 ounces of gold at an average price of $390 per ounce. Mining began at Kinsley in October 1994 and gold production began in January 1995.

     Direct mining, production and holding costs increased from $8.3 million in 1994 to $15.4 million in 1995 as the result of Kinsley being in production in 1995.

     General and administrative expenses of $1.4 million in 1995 were minimally less than similar expenses incurred in 1994.

     Exploration expenses decreased from $.3 million in 1994 to $30,000 in 1995 as the result of the natural progression from exploration to development at Olinghouse, Copper Flat and Griffon.

     In 1995, the Company realized a gain of $2.6 million from the sale of assets, including $2.4 million realized from the sale of the Company's remaining interest in the Robinson Copper Property. In 1994, the Company realized a gain of $.3 million from the sale of its remaining mining interests in Montana.

    In 1994, the Company recorded a $.4 million mark-to-market loss on copper forward contracts. No similar transactions took place in 1995.

    Interest income and other decreased from $.3 million in 1994 to $.2 million in 1995 primarily due to less funds available for investment in 1995.

    Interest expense increased from $.2 million in 1994 to $.6 million in 1995 as the result of higher average borrowing requirements in 1995 as compared to 1994.

    No provision for income taxes was required for income earned in either 1995 or 1994 because of the utilization of net operating loss carryforwards. As of December 31, 1995, the Company estimates that it has approximately $19.0 million in remaining net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period
2005 to 2009.

     COMPARISON OF THE YEARS ENDED DECEMBER 31, 1994 AND 1993

     The Company's $10.7 million in revenue in 1994 was derived almost entirely from the sale of gold produced from Easy Junior. During 1994, the Company mined 1.2 million tons of ore from Easy Junior, refined 23,589 ounces of gold at an average cash cost of $230 per ounce and sold 27,377 ounces of gold at an average price of $390 per ounce. In 1993, 484,524 tons of ore were mined at Easy Junior after the mine was re-opened in June of that year, however gold refining did not start until January 1994.

     Direct mining, production and holding costs increased from $2.7 million in 1993 to $8.3 million in 1994 as the result of Easy Junior being in production in 1994. This increase was partially offset by a reduction in holding costs on the Company's non-operating properties.

     General and administrative expenses decreased from $1.9 million to $1.4 million between comparable periods primarily as the result of the extinguishment of debt and settlement of litigation with a former creditor in the second quarter of 1994 and a reduction in administrative personnel.

     Exploration expenses decreased from $1.4 million in 1993 to $.3 million in 1994 as the result of the natural progression from exploration to development of Kinsley, Copper Flat and Griffon.

     In 1994, the Company realized a gain of $.3 million from the sale of its mining interests in Montana; there were no similar sales in 1993. In 1994, the Company recorded a $.4 million mark-to-market loss on copper forward contracts entered into in 1994; there were no similar transactions entered into in 1993. Interest and other income decreased from $1.3 million in 1993 to $.3 million in 1994 primarily due to less funds available for investment in 1994 and non-recurring revenue realized in 1993 from the settlement of a lawsuit and the sale of timber. Interest expense decreased from $.6 million in 1993 to $.2 million in 1994 primarily as a result of the settlement in the second quarter of 1994 of all outstanding litigation with a former creditor.

     In the second quarter of 1994, the Company settled all outstanding litigation with a former creditor. Under the terms of the settlement, the Company realized $2.2 million as an extraordinary item - gain on extinguishment of debt.

     No provision for income taxes was required for income earned in 1994 because of the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

General

     As of December 31, 1995, the Company had a $.3 million deficit in working capital, a $2.1 million improvement over the $2.4 million working capital deficit as of December 31, 1994. This improvement was expected and is principally due to internal funds generated since initiation of gold production at Kinsley in January 1995. The Company believes that production from Kinsley will provide adequate liquidity for the Company's operational needs during 1996. Outside financing, whether from debt or through joint ventures or similar arrangements, will be required to begin site development and construction at Olinghouse and Copper Flat.

Working Capital (Deficit)

  The following table summarizes the Company's working capital (deficit) as of the dates shown (with dollars in thousands):

                             December 31,  December 31,   December 31,
                                 1995          1994           1993
                                 ----          ----           ----
  Working Capital (Deficit)    ($312)       ($2,391)         $8,515

  Working Capital Ratio        0.94:1        0.69:1          1.53:1


Operations and Capital Expenditures

     In 1995, 1994 and 1993, the Company spent $4.6 million, $10.4 million and $4.3 million, respectively, for the acquisition of mining claims, development of mines and properties, and the acquisition of property and equipment, for a total of $19.3 million during the three-year period. In 1995 and 1994 the Company generated $4.9 million and $2.2 million, respectively, from operations and in 1993 used $3.4 million in operations, for a net total of $3.7 million generated from operations during the three year period. The resultant $15.6 million cash shortfall incurred for the three-year period was funded with $11.8 million in cash on hand at the beginning of the three-year period, the receipt of $3.3 million in proceeds from asset sales and $4.2 million from a debt settlement, as partially offset by $2.7 million in net debt repayments and $.7 million in an increase in restricted short-term investments.

Financing Activities

     The Company used $3.1 million in financing activities in 1995, obtained $4.9 million from financing activities in 1994 and used $.9 million in financing activities in 1993, for a net total of $.9 million provided by financing activities during the three year period. In 1995, the Company reduced outstanding debt by $3.2 million. In 1994, the Company realized $4.2 million from a net debt settlement plus $.9 million from net debt financing, with a partial offset of $.2 million caused by an increase in restricted investments from interest earned thereon. In 1993, the Company reduced outstanding debt by $.4 million and restricted investments increased by $.5 million, as a result of interest earned thereon.

1996 Outlook

     The Company has budgeted cash expenditures of $3.5 million for asset acquisition and mine development, excluding site development and construction at Olinghouse and Copper Flat, $1.4 million in debt repayments and $.6 million for reclamation in 1996. These expenditures are expected to be funded from revenues generated from gold production at Kinsley. An additional $17.0 million in expenditures for site development and construction at Olinghouse and Copper Flat has been tentatively budgeted for 1996 - $5.0 million for Olinghouse and $12.0 million for Copper Flat. At Olinghouse, these expenditures would primarily be for development drilling. At Copper Flat, these expenditures would primarily be for site preparation, equipment purchases and plant construction. The timing of these expenditures is dependent upon the approval of all of the necessary permits and the availability of outside financing. The Company is currently in the process of permitting both Olinghouse and Copper Flat and is in negotiations with certain parties in connection with such financing. The Company expects to be able to obtain all of the necessary permits and the necessary financing; however, there is no assurance that the Company will be able to find external sources of capital on terms that are favorable to the Company or that the necessary permits will be obtained.

     The Company does not believe that any significant capital expenditures to monitor or reduce hazardous substances or other environmental impacts are currently required. As a result, near term reclamation obligations are not expected to have a significant impact on the Company's liquidity.

     Cash expenditures budgeted for 1996 are based upon future events which cannot be predicted with total accuracy and which may be beyond the control of the Company, nevertheless, the Company expects to meet its obligations in 1996.

     As of December 31, 1995, the Company had sold forward 6,000 ounces of gold at an average price of $391 per ounce and bought/sold put/call options for 3,000 ounces of gold at an average price of $395/$420 per ounce.

Other

  The Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which is efffective for fiscal years beginning after December 15, 1995. SFAS 123 recommends that the Company account for its employee stock option plans by recognizing the fair value of stock options granted over the vesting period of the option. If the Company does not change its accounting method, SFAS 123 requires, at a minimum, that the Company disclose the pro forma impact on net income and earnings per share at the impact of fair value accounting for stock options. The Company has determined that it will not change from its current method of accounting for stock options, but will make the required disclosures in the future.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        Page
                                                                        ----

Report of Independent Public Accountants                                 24
Financial Statements:

- Balance Sheets as of December 31, 1995 and 1994                        25

- Statements of Operations for the Years Ended
    December 31, 1995, 1994 and 1993                                     27

- Statements of Stockholders' Equity for
    Years Ended December 31, 1995, 1994 and 1993                         28

- Statements of Cash Flows for the Years Ended
    December 31, 1995, 1994 and 1993                                     29

- Notes to Financial Statements                                          31





                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                ----------------------------------------




  To the Shareholders and
  Board of Directors of Alta Gold Co.:

  We have audited the accompanying balance sheets of Alta Gold Co. (a
  Nevada corporation) as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alta Gold Co. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                                ARTHUR ANDERSEN  LLP



  Las Vegas, Nevada
  March 25, 1996

                               ALTA GOLD CO.
                              BALANCE SHEETS
                     AS OF DECEMBER 31, 1995 AND 1994
                             (In thousands)


                                 ASSETS
                                 -----


                                             1995          1994
                                            -----          ----
  CURRENT ASSETS:
    Cash and cash equivalents             $   369        $   471
    Short-term investments                    -              262
    Receivables                               110            428
    Inventories                             4,251          3,806
    Prepaid expenses and other                 91            437
                                           ------         ------
           Total current assets             4,821          5,404

  PROPERTY AND EQUIPMENT, net
    Mining properties and claims           18,550         18,399
    Buildings and equipment                15,063         11,611
    Construction in progress                    -          2,044
                                           ------         ------
                                           33,613         32,054
  Less - accumulated depreciation          (8,049)        (5,740)
                                           ------          -----
         Total property and
         equipment, net                    25,564         26,314

  DEFERRED MINE DEVELOPMENT
     COSTS, net                             9,178          6,308

  OTHER ASSETS                                836            429
                                           ------         ------

              Total assets               $ 40,399       $ 38,455
                                         ========       ========







              The accompanying notes to financial statements
                 are an integral part of these statements.


                                ALTA GOLD CO.
                               BALANCE SHEETS
                      AS OF DECEMBER 31, 1995 AND 1994
              (In thousands, except share and per share data)


                    LIABILITIES AND STOCKHOLDERS' EQUITY



                                              1995          1994
                                              ----          ----
  CURRENT LIABILITIES:
    Accounts payable                       $ 1,064        $ 2,205
    Accrued liabilities                      1,149            840
    Current portion of long-term debt        2,920          4,750
                                           -------        -------
           Total current liabilities         5,133          7,795

  LONG-TERM DEBT, net of current
       portion                               3,297          4,256

  DEFERRED INCOME TAXES                        755            755

  OTHER LONG-TERM LIABILITIES                  826          1,711
                                           -------        -------
           Total liabilities                10,011         14,517
                                           -------        -------
  COMMITMENTS AND CONTINGENCIES
     (Note 7 )

  STOCKHOLDERS' EQUITY:
    Common stock, $.001 par value;
      authorized 40,000,000 shares,
      issued 28,452,780 and
      27,950,851 shares, respectively          28             28
    Additional paid-in capital             42,360         41,799
    Accumulated deficit                   (12,000)       (17,889)
                                          -------        -------
           Total stockholders' equity      30,388         23,938
                                          -------        -------
               Total liabilities and
               stockholders'  equity      $40,399        $38,455
                                          =======        =======




               The accompanying notes to financial statements
                 are an integral part of these statements.

                                 ALTA GOLD CO.
                          STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
             (In thousands, except share and per share amounts)

                                          1995         1994      1993
                                          ----         ----      ----
  REVENUE:
    Sales of gold and other metals     $ 20,636     $ 10,696    $  194
    Management fees                         -            -          16
                                       --------     --------    ------
                                         20,636       10,696       210
                                       --------     --------    ------
  OPERATING COSTS AND EXPENSES:
    Direct mining, production,
      reclamation and
      maintenance costs                  15,396        8,332     2,732
    General and administrative            1,432        1,455     1,923
    Exploration                              30          260     1,353
                                       --------      -------    ------
                                         16,858       10,047     6,008
                                       --------      -------    ------
     Income (loss) from operations        3,778          649    (5,798)

  OTHER INCOME (EXPENSE):
    Gain on sale of assets                2,589          307         -
    Loss on forward contract                 -          (398)        -
    Interest and other income               167          279      1,313
    Interest expense                       (645)        (215)      (586)
                                        -------       ------     ------
                                          2,111          (27)       727
                                        -------       ------     ------
  INCOME (LOSS) BEFORE PROVISION
  FOR INCOME  TAXES AND
  EXTRAORDINARY ITEM                      5,889          622     (5,071)

  PROVISION FOR INCOME TAXES                 -            -          -
                                        -------       -------     ------
 INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                      5,889          622     (5,071)

  EXTRAORDINARY ITEM:
    Gain on extinguishment of debt            -        2,182         -
                                        --------      -------     ------
  NET INCOME (LOSS)                     $ 5,889    $   2,804  $  (5,071)
                                        =======    =========  ==========
  NET INCOME (LOSS) PER SHARE:
    Income (loss) before
    extraordinary item                  $   .21    $     .02  $    (.19)
  Extraordinary item                          -          .08         -
                                        -------    ---------  ----------
    Net income (loss)                   $   .21    $     .10  $    (.19)
                                        =======    =========  ==========
  WEIGHTED-AVERAGE COMMON
    SHARES OUTSTANDING                2,337,506    27,608,897  27,004,130
                                      =========    ==========  ==========

                The accompanying notes to financial statements
                   are an integral part of these statements.

                               ALTA GOLD CO.

                     STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                               (In thousands)



                                               Additional
                                Common Stock    Paid-in   Accumulated
                              Shares   Amount   Capital     Deficit     Total

  Balance, December 31, 1992   26,925  $  27   $ 39,864  $ (15,622)    $24,269
    Common stock issued
     for compensation              82      1         44         -          45
    Cancellation of shares         (3)    (1)        (1)        -          (2)
    Net loss                        -      -          -     (5,071     (5,071)
                               ------  ------  ---------  ---------    -------

  Balance, December 31, 1993   27,004     27     39,907    (20,693)    19,241
    Common stock issued
     for compensation              44      -         50          -         50
    Stock issued in conjunction
     with acquisition of mining
     properties and claims        903      1      1,842          -      1,843
    Net income                      -      -          -      2,804      2,804
                               ------  -------  -------   ---------    ------

  Balance, December 31, 1994    27,951    28     41,799    (17,889)    23,938
    Common stock issued
     for compensation               41     -         47          -         47
    Contribution from
     shareholder                     -     -         14          -         14
    Stock issued for
     repayment of debt             461     -        500          -        500
    Net income                       -     -          -      5,889      5,889
                               -------  -----   -------   --------    -------

  Balance, December 31, 1995    28,453  $  28   $42,360   $(12,000)   $30,388
                               =======  =====   =======   =========   =======







              The accompanying notes to financial statements
                 are an integral part of these statements.


                                 ALTA GOLD CO.
                          STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                               (In thousands)


                                                  1995       1994       1993
                                                  ----       ----       ----
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                          $   5,889  $   2,804 $  (5,071)
    Adjustments to reconcile net income
      (loss) to net cash provided by
      (used in) operating activities-
        Depreciation, depletion and
           amortization                            3,350        967     1,367
        Net gain on sale of assets                (2,589)      (307)       -
        Gain on extinguishment of debt                 -     (2,182)       -
          Stock issued for compensation
          and other services                          47         50        43
        Interest expense on term loan payable
          to Mase Westpac Ltd.                         -        194       570
        Loss on forward copper delivery contracts      -        398        -
        Decrease (increase) in -
            Short-term investments                   262        701      (775)
            Receivables                              318       (128)       43
            Inventories                             (445)      (453)      (34)
            Prepaid expenses and other               (61)      (149)      (66)
        Increase (decrease)  in-
            Accounts payable                      (1,141)       978       564
            Accrued and other liabilities           (690)      (701)      (75)
                                                   -----      -----     -----
              Net cash provided by (used in)
                operating activities               4,940      2,172    (3,434)
                                                   -----      -----     -----
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment           (1,474)    (8,677)   (1,277)
    Additions to deferred mine development costs  (3,084)    (1,692)   (3,056)
    Proceeds from sale of property and equipment     240        353       301
    Proceeds from sale of royalty interest         2,425          -         -
                                                   -----      -----     -----
              Net cash provided by (used in)
                investing activities              (1,893)   (10,016)   (4,032)
                                                   -----     ------     -----





              The accompanying notes to financial statements
                 are an integral part of these statements.

                                 ALTA GOLD CO.
                          STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                               (In thousands)

                                                 1995      1994       1993
                                                 ----      ----       ----
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt settlement             $    -     $  4,214   $    -
    Proceeds from issuance of debt             5,853        1,000        -
    Payments on debt                          (9,016)        (147)    (363)
    Increase in restricted short-term
       investments                                 -         (184)    (503)
    Contributions from shareholder                14            -        -
                                               -----      -------     -----
              Net cash provided by (used in)
                financing activities          (3,149)       4,883     (866)
                                               -----      -------     -----
  NET DECREASE  IN CASH AND
    CASH EQUIVALENTS                            (102)      (2,961)  (8,332)

  CASH AND CASH EQUIVALENTS:
     Beginning of year                            471       3,432   11,764
                                              -------      ------  -------

     End of year                              $   369      $  471  $ 3,432
                                              =======      ======  =======

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Cash paid during the year for-
           Interest, net of amount capitalized  $ 357      $   13  $    27
           Income taxes                         $  67      $   18  $    -

  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

  During the year ended December 31, 1995, the Company retired debt totaling
  $500 through the issuance of common stock.

  During the year ended December 31, 1995, the Company acquired equipment totaling $761 through the issuance of debt.

  During the years ended December 31, 1995 and 1994, the Company capitalized interest of $113 and $59, respectively, on zero coupon debentures to deferred mine development costs.

  During the year ended December 31, 1994, the Company acquired mining interests totaling $9,790 through the issuance of debt in the amount of $7,947 and common stock valued at $1,843.

  During the years ended December 31, 1994 and 1993, the Company transferred gold in process totaling $1,229 and $1,710, respectively, from deferred development costs to gold inventories.

              The accompanying notes to financial statements
                   are an integral part of these statements.


                             ALTA GOLD CO.
                       NOTES TO FINANCIAL STATEMENTS


  (1)  THE COMPANY
       -----------

  Basis of Financial Statement Presentation
  -----------------------------------------

  The accompanying financial statements include the accounts of Alta Gold Co. (the "Company"), which was incorporated in Nevada in 1962. The Company is a mining company which explores, mines and processes on its own behalf precious and base metal ores, including gold, silver, zinc, lead and copper, on properties located in the western United States, and in turn sells these precious metals to customers located in the United States. Because of depressed metal prices, the Company's mining properties or interests were not in production during the first six months of 1993.

  During the years ended December 31, 1995, 1994, and 1993, the Company sold approximately 86%, 100%, and 100%, respectively, of its gold production to one company.


  Easy Junior
  -----------

  The Company owns a 100% interest in the Easy Junior mine which is located near Ely, Nevada. The mine was originally put into production in early 1990; however, mining was suspended during the third quarter of 1990 due to depressed gold prices, higher than anticipated operating costs and lower than anticipated ore grades and recoveries. Production resumed in June
  1993 and during the year ended December 31, 1993, approximately 485,000 tons of ore were mined and 8,751 ounces of gold were produced. Mining operations were completed in the third quarter of 1994 with the exception of crushing and leaching activities. Crushing activities were completed in the first quarter of 1995 and leaching activities are anticipated to be completed in 1996.

  Kinsley
  -------

  On October 15, 1993, the Company entered into an option agreement with Cominco American Resources Incorporated ("Cominco") and USMX, INC. ("USMX") to purchase a 100% interest in the Kinsley gold property, located near Ely, Nevada, for a total purchase price of $3,000,000 consisting of $2,000,000 cash and shares of common stock of the Company with a market value of $1,000,000. On April 14, 1994, the Company exercised its option and acquired the Kinsley gold property. The Company made an initial cash payment of $1,000,000 (which included option payments of $50,000 made in 1993) and issued 420,683 shares of common stock which had a market value of $500,000. The Company paid the remaining $1,000,000 in cash and issued 461,095 shares of common stock of the Company with a market value of $500,000 on April 14, 1995 (see Note 4). Under provisions of the purchase agreement, the market value of the Company's common stock was based on the average closing price of the Company's stock for the 30 trading days immediately preceding the issuance of the stock.

  The shares issued in conjunction with the Kinsley acquisition are not registered shares; accordingly, the shares are not subject to transfer or sale. However, under a provision of the purchase agreement, the sellers requested the Company to register the shares. All expenses incurred with respect to any registrations will be borne by the Company.

  Cominco and USMX have a right of first refusal with respect to future sales or transfers of Kinsley interests to third parties as well as rights to acquire a 25% working interest in the Kinsley gold property if gold production exceeds 300,000 ounces and an additional 24% working interest if gold production exceeds 500,000 ounces.

  Copper Flat
  -----------

  On June 14, 1994, the Company acquired a 100% interest in the Copper Flat project which is located in the Hillsboro Mining District, east of Silver City, New Mexico, from Gold Express Corporation ("Gold Express") pursuant to the terms and conditions of an option agreement dated October 21, 1993. In addition to approximately $600,000 in option payments paid in 1993, the purchase price for the Copper Flat property consisted of: (i) $800,000 in cash, (ii) a 6% convertible subordinated debenture in the principal amount of $1,500,000 due two years after the date of acquisition, (iii) a 6% convertible subordinated debenture in the principal amount of $1,500,000 due four years after the date of acquisition, and (iv) a $4,000,000 subordinated zero coupon debenture due fourteen years after the date of acquisition. Gold Express may convert both convertible subordinated debentures into common shares of the Company at a conversion price of $4.00 per share at any time prior to the complete redemption of such convertible subordinated debentures.

  Pursuant to the terms of the purchase agreement, the Company granted Gold Express' a provisional copper production royalty, which provides for a royalty based on 50% of the quantity of copper produced from the Copper Flat property during a calendar quarter. The maximum amount of the royalty over the life of the mine is $4,000,000 and any royalty payments made by the Company will be credited, on a dollar for dollar basis, against the principal amount owed under the $4,000,000 zero coupon debenture.

  The Copper Flat project is subject to a reserved interest held by Gold Express' predecessor in interest. The reserved interest required payments of a 2-1/2 % net smelter return royalty until the earlier of project payback or five years, a 5% net smelter return royalty thereafter, and $150,000 in annual advanced royalties. Concurrent with the acquisition of the interest in the Copper Flat project, the Company issued 375,000 restricted common shares of the Company to the owner of the reserved interest in exchange for capping the net smelter return royalty at 2-1/2 % during the life of the project. Under the terms of this agreement, the Company is obligated to pay the owner of this reserved interest the difference between $4.00 per share and the closing price, if less than $4.00 per share, of the Company's common stock as of the second anniversary date of the common stock issuance as multiplied by a maximum of 250,000 shares.

  Olinghouse
  ----------

  On July 21, 1994, the Company acquired a 100% interest in the Olinghouse gold property, located 30 miles east of Reno, Nevada, from the Phelps Dodge Mining Company for a total purchase price of $6,875,000 consisting of $4,625,000 in cash and a promissory note in the amount of $2,250,000 which was paid in July 1995.

  Griffon
  -------

  Effective October 14, 1994, the Company acquired from Griffon Resources, Inc. ("GRI") the Griffon gold deposit located near the Easy Junior mine. Under the terms of the purchase agreement, the Company is required to make annual holding payments of $40,830 through 1996 and pay production royalties of $13.60 per ounce of gold for the first 50,000 ounces of production and a maximum of $10.00 per ounce of gold on any subsequent production.

  In the event the property is not in production by October 1997, the purchase agreement requires that the Company return the property to GRI at that time, unless production is prevented by reasons of force majeure, including governmental imposed delays.

  Ward and Taylor Operations
  --------------------------

  The Company's main base metal property in Nevada is the Ward zinc mine ("Ward"). Production mining at Ward commenced in 1989 and the Company began milling the Ward ore at the Taylor mill in 1990. The Company suspended mining operations in March 1991 as a result of declining zinc prices and higher than anticipated operating costs. The Taylor mill continued operating in 1991 until the mined ore stockpiles were processed. The Company plans to resume operations when silver and/or zinc prices increase.

  Robinson Copper Project
  -----------------------

  In January 1995, the Company sold its royalty interest in the Robinson project for $2,425,000 in cash. The Company had previously owned a working interest in the Robinson project through 1991. The royalty interest had no book value at December 31, 1994, and accordingly, the Company recognized a gain of $2,425,000 on the sale of assets which is included in the accompanying 1995 statement of operations.


  (2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

  Management's Use of Estimates
  -----------------------------

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents
  -------------------------

  For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Such investments are carried at cost which approximates market.

  Inventories
  -----------

  Inventories of in-process mineral products and consumable supplies are valued at the lower of cost (using the first-in, first-out method) or market. Inventories of refined products are valued at market.

  Inventories consist of the following as of December 31, 1995 and 1994 (in thousands):

                          1995    1994
                          ----    ----
  Precious metals
    Refined products       $238   $   7
    In process            3,765   3,098
  Consumable supplies       248     701
                         ------  ------
                         $4,251  $3,806
                         ======  ======

  Property and Equipment
  ----------------------

  Property and equipment are recorded at cost. Costs incurred for additions, improvements and betterments are capitalized as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives (ranging from 3 to 15 years) of the related assets. Certain processing buildings and equipment are depreciated using the units-of-production method. Costs for maintenance and repairs are charged to expense or, if the equipment is associated with a property under development, to deferred development costs, as incurred.

  Exploration/Deferred Mine Development Costs
  -------------------------------------------

  The Company expenses exploration costs incurred in finding areas of mineralization. When an area of mineralization has been approved for development, any further exploration costs are capitalized.

  Deferred mine development costs are recorded at cost and amortized to operations over the expected productive lives of the properties using the units-of-production method based on estimated reserves. The recoverability of deferred mine development costs is dependent upon future metals prices. Whenever events or circumstances indicate that the carrying amount of the deferred development costs may not be recoverable, the Company analyzes the impact of these changes and their effect on the future cash flows of each property. If the sum of the undiscounted future cash flows is less than the carrying amount of each property, the Company's policy is to write the assets down to their fair value.

  The Company capitalizes interest costs associated with significant projects which have been approved for development and for which development activities are in process. Interest capitalized during the years ended December 31, 1995 and 1994 totaled $286,000 and $264,000, respectively.
  No interest was capitalized in 1993.

  Reclamation Costs
  -----------------

  Minimum standards for mine reclamation have been established by various governmental agencies which affect certain operations of the Company. The Company accrues estimated reclamation costs during the property's productive life based on estimated reserves using the units-of-production method.

  Income Taxes
  ------------

  The Company follows the provisions of Statement of Financial Accounting
  Standards ("SFAS") No. 109,  Accounting for Income Taxes.   SFAS No.
  109 requires recognition of deferred income tax assets and liabilities for the consequences of temporary differences between amounts reported for financial and income tax purposes. SFAS No. 109 also requires the recognition of future tax benefits of deferred tax assets related to net operating loss carryforwards and certain other temporary differences to the extent that realization of such deferred tax assets is more likely than not; otherwise, a valuation allowance is applied.

  Revenue Recognition
  -------------------

  The Company recognizes revenue for all sales of mineral products at the point of transfer to the buyer. Sales of certain metal by-products are accounted for as a reduction to direct mining and production costs.

  Forward Sales and Option Contracts
  ----------------------------------

  The Company has entered into forward sales and other hedging transactions related to future production. The effect of forward sales are reflected in operations when the related metals are delivered from production. At December 31, 1995, the Company had forward gold delivery contracts covering 6,000 ounces of 1996 gold production at an average price of $391 per ounce. As of December 31, 1994 the Company had forward sales contracts for 13,800 ounces of 1995 gold production at an average price of $404 per ounce.

  At December 31, 1995, the Company had purchased put contracts for 3,000 ounces of gold at $395 per ounce and had sold call contracts for 3,000 ounces of gold at $420 per ounce. Both contracts come due at various dates in January, February, and March 1996, and are with the same counter party.

  During 1994, the Company entered into a forward delivery contract for the March 1995 delivery of 1,250,000 pounds of copper at an average price of $1.07 per pound. The market value of March 1995 copper delivery contracts at December 31, 1994 was $1.38 per pound. The Company was not in copper production at that time and, therefore, marked the contract to market and recognized a loss of $398,000 which is included in other expense in the accompanying 1994 statement of operations. This contract expired in March 1995.

  Net Income (Loss) Per Share
  ---------------------------

  Net income (loss) per share is computed based on the weighted-average number of shares and common stock equivalents, if dilutive, actually outstanding during the year. Common stock equivalents are the shares that would be outstanding assuming exercise of dilutive stock warrants and options and fulfillment of employee stock compensation agreements. No common stock equivalents were included in the computations for the years ended December 31, 1995 and 1994 as the exercise of the common stock equivalents would not have a materially dilutive effect on net income per share. No common stock equivalents were included in the computations for the year ended December 31, 1993 because the effects were anti-dilutive.

  Reclassifications
  -----------------

  Certain revisions and reclassifications have been made to the prior periods' financial statements to conform with the current year presentation.


  (3)      DEFERRED MINE DEVELOPMENT COSTS
           -------------------------------

  Deferred mine development costs as of December 31, 1995 and 1994, are summarized as follows by mining area (in thousands):

                          1995    1994
                        ------- -------
  Ward and Taylor        $4,389  $4,389
  Kinsley                 1,148     863
  Copper Flat             2,747   1,370
  Olinghouse              2,005     737
  Griffon                   394     127
                        ------- -------
                         10,683   7,486

  Less-accumulated
  amortization           (1,505) (1,178)
                         ------- -------
                         $9,178  $6,308
                         ======  ======


(4)           LONG-TERM DEBT
              --------------

 Long-term debt as of December 31, 1995 and 1994 consists of the following (in thousands):

                                                          1995      1994
                                                          ----      ----
  Notes payable; interest at 16.1%; due at
     various dates between April 1998 and June
     1998; secured by equipment                         $   673    $     -

  Amount due under a bank credit facility;
     interest at prime plus 2%; due September
     1996; secured by equipment                           1,125          -

  6% Subordinated convertible debenture payable
     to Gold Express; due June 14, 1996                   1,500      1,500

  6% Subordinated convertible debenture payable to
     Gold Express; due June 14, 1998                      1,500      1,500

  Zero coupon $4,000,000 subordinated debenture
     payable to Gold Express; discounted at an
     imputed rate of 9%; due June 14, 2008                1,369      1,256

  Note payable; interest at 10%; due September
     1996; unsecured                                         50          -

  Note payable to a bank; interest at 10.5%;
     paid February 1995, secured by equipment                 -        500

  Note payable to a bank; interest at 10%;
     paid February 1995, unsecured                            -        500

  Note payable to USMX and Cominco; non-interest
     bearing; paid April 1995; secured by Kinsley
     gold property                                            -      1,500

  Note payable to a corporation; interest at prime
     plus 2%; paid July 1995, secured by Olinghouse
     gold property                                            -      2,250
                                                           ------    ------
                                                           6,217     9,006

                              Less- current portion       (2,920)   (4,750)
                                                           -----     -----

                              Total long-term debt        $3,297    $4,256
                                                          ======    ======


  The subordinated convertible debentures are convertible at the option of the holder into common stock at any time prior to maturity or earlier redemption at a conversion price of $4.00 per share of the Company's common stock. The debentures may be prepaid and redeemed by the Company without penalty or premium at any time prior to maturity. The debentures are subject to a right of offset in the event that the Company suffers any loss, cost, damage, injury or expense as a result of a breach by Gold Express of any provision of the asset purchase agreement under which the debentures were issued. The Company has identified several breaches made by Gold Express and has notified Gold Express that it intends to exercise this right of offset. The amounts involved and the ultimate resolution of this matter have not yet been determined.

  On September 18, 1995, the Company obtained a $1,500,000 reducing credit facility from a bank. The maximum available credit under the credit facility reduces by $375,000 on each of January 1, 1996, April 1, 1996, and July 1, 1996. The remaining outstanding balance is due on September 30, 1996. The credit facility is secured by various equipment owned by the Company and used at the Kinsley gold property.

  The credit facility contains certain financial covenants requiring the Company to maintain a specified level of cash flow coverage (defined as the ratio of earnings before interest, taxes, depreciation, and amortization to the sum of long-term debt plus interest expense). The credit facility also contains covenants that impose various restrictions on the ability of the Company to, among other things, incur additional debt, commit funds to new business ventures, and pay dividends on or repurchase the Company's common stock.

  At December 31, 1995 and 1994, the fair market value of long-term debt approximated cost.

  Aggregate principal payments for the years ending December 31, are as follows (in thousands):

        Year        Amount
        ----        ------
        1996        $2,920
        1997           288
        1998         1,640
        1999         -
     Thereafter      1,369
                    ------
                    $6,217
                    ======


  (5)    INCOME TAXES
         ------------

  The components of the net deferred tax asset (liability) as of December 31, 1995 and 1994, are summarized as follows (in thousands):

                                                         1995          1994
  Deferred tax assets

    Net operating loss carryforwards                    $6,642     $   6,652
    Depreciation, depletion and amortization                 -         1,083
    Reclamation and other reserves                          59           936
    Other                                                  188           138
                                                         -----       -------
                                                         7,428         8,809
    Less - valuation allowance                          (6,985)       (8,809)
                                                         ------       ------

    Total deferred tax assets                              443             -
                                                        ------        ------

  Deferred tax liability
    Depreciation, depletion and amortization              (443)            -
    Alternative minimum taxes                             (755)         (755)
                                                          ----          ----
          Net deferred income taxes                     $ (755)       $ (755)
                                                         =====          =====

  SFAS 109 requires the recognition of future tax benefits of deferred tax assets related to net operating loss carryforwards and certain temporary differences to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied. At December 31, 1995 and 1994, the Company determined that $6,985,000 and $8,809,000, respectively, of previously unrecognized tax benefits did not satisfy the recognition criteria set forth in the SFAS No. 109 because of the Company's history of prior operating results, and therefore, a valuation allowance was recorded to reserve the applicable deferred tax assets.

  During the years ended December 31, 1995 and 1994, no income tax provision was recognized due to utilization of net operating loss carryforwards. During the year ended December 31, 1993, no income tax provision was recorded because the Company generated net operating losses for both income tax and financial reporting purposes.

  The following is a reconciliation between the "expected" provision for income taxes using the statutory Federal income tax rate (35%) and the provision for income taxes for each of the three years ended December 31, 1995 (in thousands):

                                                  1995      1994     1993
                                                  ------   ------   ------
  Computed "expected" provision
     for income taxes at the
     Federal statutory rate                       $2,061    $997   $(1,774)
  Utilization of net operating loss
    carryforwards                                 (2,053) (1,005)       -
  Net operating loss - no
    benefit recorded                                   -       -     1,774
  Other                                               (8)      8         -
                                                   ------  ------   -------

  Provision for income taxes                      $    -  $    -    $    -
                                                  ======= =======   =======

  As of December 31, 1995, the Company had the following income tax carryforwards available for income tax purposes (in thousands):

                                     Expiration
                                       Dates             Amounts
                                     ----------          -------
  Federal regular tax
  operating loss carryforwards      2005 to 2009         $18,987

  Federal AMT operating
  loss carryforwards                     2007            $ 7,311


  (6)   RECLAMATION AND ENVIRONMENTAL COSTS
        -----------------------------------

  The Company's mining exploration, development and operational activities are subject to Federal, state and local laws and various governmental agency regulations that require the Company to protect the environment. Failure to comply with applicable laws and regulations can result in delays in operations, injunctive actions and damages as well as civil and criminal penalties. To the extent that planned production on its properties is delayed, interrupted or discontinued because of regulation or the economics of the properties, future earnings of the Company would be adversely affected. The Company believes its operations are presently in substantial compliance with applicable air and water quality laws and regulations. The laws and regulations governing mining operations are continually changing and generally are becoming more restrictive. Consequently the Company's current estimates of its reclamation obligations and its current level of expenditures to perform ongoing reclamation may change in the future. At the present time, however, the Company cannot predict the outcome of future regulation or its impact on costs.

  Nonetheless, the Company has recorded its best estimate of future reclamation and closure costs based on currently available facts and technology and enacted laws and regulations, and has taken into consideration the Company's estimate of the likely effects of inflation and other societal and economic factors. In determining its best estimate of future reclamation and closure costs, the Company has given consideration to its prior experience and the experience of other companies in reclaiming and closing properties. As of December 31, 1995 and 1994, the Company had recorded reserves of approximately $1,596,000 and $2,088,000, respectively, for reclamation costs which are included in accrued liabilities and other long-term liabilities in the accompanying balance sheets.

  Certain regulatory agencies, such as the Bureau of Land Management and the Environmental Protection Agency, review the Company s reclamation and environmental obligations and the Company believes its recorded amounts are consistent with those reviews and bonding requirements. The Company believes it has accrued all necessary reclamation costs and there are no additional contingent losses on unasserted claims to be disclosed or recorded in the reclamation liability. The Company has not disposed of any properties for which it has a commitment or is liable for any known environmental liabilities.

  A portion of the Company's reclamation obligation relates to former mining properties acquired by the Company. Since the Company does not have these properties in production, the Company's policy of providing for future reclamation and mine closure costs on the unit-of-production method has not resulted in any significant annual expenses. For the obligations recorded on these properties, actual expenditures for reclamation will occur over a number of years. For properties currently in production, the Company has taken extra precautions to minimize the possibility of chemical spills, especially in its heap leaching operations. Leak detection systems, double liner pads and soil neutralization to help prevent spills and to minimize any adverse consequences resulting from a possible spill have been installed pursuant to regulatory requirements and permits. The Company does not believe that any significant capital expenditures to monitor or reduce hazardous substances or other environmental impacts are currently required. As a result, near term reclamation obligations are not expected to have a significant impact on the Company's liquidity.


  (7)    COMMITMENTS AND CONTINGENCIES
         -----------------------------

  Litigation
  ----------

  The Company is the subject of legal proceedings in various stages, which it considers routine to its business activities. It is management's opinion that these matters will not have a material adverse effect on the Company's financial position or results of operations.

  Royalty Agreements, Mineral Leases and Work Commitments
  -------------------------------------------------------

  Some of the Company's properties are subject to minimum royalties and production royalties ranging from 1/2% to 6% of net smelter returns or gross sales price, as defined. In addition, certain development properties are subject to work commitments.

  In conjunction with the acquisition of the Olinghouse gold property, the Company assumed mineral leases for land on which most of the resource occurs. Payments of mineral leases in 1995 totaled $267,000. The leases require annual minimum payments of $431,000 in 1996, $452,000 in 1997, $464,000 in 1998, $215,000 in 1999, $231,000 in 2000, and $2,564,000
  thereafter. These minimum royalty payments, mineral leases and work commitments are terminable upon notice by the Company and, therefore, are not reflected as liabilities in the accompanying financial statements.

  Operating Leases
  ----------------

  Effective November 15, 1993, the Company entered into a lease for its corporate headquarters in Henderson, Nevada. Under the terms of the lease, the Company was required to make monthly rent payments in the amount of $7,947, beginning February 14, 1994. Effective March 1, 1995, and every anniversary date thereafter, the monthly rental payment will increase based on the increase in the consumer price index, with each annual increase to be no less than 4% and no more than 8%. Rental expense was $100,000 for the year ended December 31, 1995. Minimum rental payments under the lease are $104,000 and $108,000 for the years ending December 31, 1996 and 1997, respectively.

  Insurance Coverage
  ------------------

  The Company carries insurance against property damage, including boiler and machinery insurance, and also comprehensive general liability, including liability policies applicable to motor vehicles. The Company is also insured against dishonesty and gold and silver bullion losses, as well as losses of products in transit. The Company has elected not to insure against business interruption during 1995. The Company cannot economically insure for environmental pollution and has elected not to insure for mine cave-ins, mine flooding, earthquake and other possible natural hazards consistent with industry practice.

  (8)    STOCKHOLDERS' EQUITY
         --------------------

  Stock Warrants
  --------------

  During 1990, the Company entered into stock subscription agreements with individuals who agreed to purchase restricted shares of the Company's common stock. Under the terms of these agreements, the Company issued 267,100 shares of restricted common stock and simultaneously issued warrants to purchase an additional 267,100 shares of restricted common stock at $3.00 per share. These warrants expired June 30, 1995.

  During 1990, the Company also issued 268,356 additional warrants to purchase shares of its common stock at exercise prices ranging from $3.90 to $4.54 per share to other third parties in connection with certain financing transactions. These warrants expired January 5, 1994.

  On November 1, 1995, the Company issued 50,000 warrants to purchase shares of its common stock at an exercise price of $2.00 per share to an investment company in connection with a short-term note payable (see Note 4). These warrants are immediately exercisable and expire November 1, 1998.

  The following table summarizes all stock warrants granted, exercised and canceled or expired during the three years in the period ended December 31, 1995:

                                      Number       Exercise       Expiration
                                     of Shares      Prices          Dates
                                    ---------     ---------      -----------
  Outstanding, December 31, 1992      535,456  $3.00 to $4.54   1994 to 1995
     Canceled or expired                 -
                                      --------
  Outstanding, December 31, 1993      535,456  $3.00 to $4.54   1994 to 1995
     Canceled or expired             (268,356) $3.90 to $4.54       1994
                                     --------
  Outstanding, December 31, 1994      267,100       $3.00           1995
     Issued                            50,000       $2.00           1998
     Canceled or expired             (267,100)      $3.00           1995
                                      -------
  Outstanding, December 31, 1995       50,000       $2.00           1998
                                      =======

  Stock Compensation Agreements
  ------------------------------

  During the years ended December 31, 1995, 1994 and 1993, the Company issued 40,834, 44,166 and 82,000 shares, respectively, of its restricted common stock to directors as directors' compensation.

  Stock Options
  -------------

  In 1991 and 1992, the Company entered into a four-year and a three-year employment agreement with its Chairman and Chief Executive Officer ("CEO") and its Chief Financial Officer ("CFO"), respectively. As an employment signing bonus, the Company granted the CEO and CFO options to purchase 500,000 and 80,000 shares of common stock, respectively, at a price of $.75 per share. The options become exercisable ratably over a four-year period and remain exercisable for a period of ten years.

  During 1995, the Company entered into three-year employment agreements with the CEO, CFO, and the Vice President of Engineering and Construction. Under the terms of the employment agreements, the three officers were granted options to purchase 375,000, 120,000, and 90,000 shares of common stock, respectively, at a price of $.75 per share. The options become exercisable ratably over a three-year period and remain exercisable over a period of ten years. As of December 31, 1995, the CEO and CFO have options to purchase 500,000 and 60,000 shares of common stock, respectively, which are exercisable.

  On March 28, 1995, the Company granted Gerald Metals an option to purchase 150,000 shares of common stock at a price of $1.03 per share in consideration for, and as part of, an agreement between the two companies for precious metal sales and hedging activities. The option became exercisable immediately and may be exercised over a five-year period from the grant date.

  1994 Stock Option Plan
  ----------------------

  On June 3, 1994, the Company's stockholders approved the 1994 Stock Option Plan (the "Plan"). Under the Plan, all employees of the Company, as well as persons who perform substantial services for or on behalf of the Company, are eligible to receive options to purchase shares of the Company's common stock. The Company reserved 1,000,000 shares of common stock for issuance under the Plan and the Company s Board of Directors were authorized to establish a committee (the "Committee") to administer all aspects of the Plan, including selection of people to receive options, the number of options to be issued (up to a maximum of 1,000,000) and the establishment of the general terms of each option issued.

  On June 16, 1994, the Committee issued 722,000 options to various key individuals. All options issued are exercisable at $1.34 per share (the closing price of the Company's common stock as of the date of grant) and are exercisable over a ten-year period, and fully vest over periods ranging from two to four years.

  During 1995, 55,000 of the options issued in June 1994 under the Plan were canceled. The Company also issued an additional 333,000 options under the plan which are exercisable at $1.72 per share (the closing price of the Company's stock as of the date of the grant) and are exercisable over a ten-year period, and fully vest over periods ranging from one to four years.


  (9)    EMPLOYEE BENEFIT PLAN
         ---------------------

  The Company has a deferred compensation plan pursuant to Section 401(k) of the Internal Revenue Code for regular full-time employees who have reached the age of 21 and completed one year of service. The Company's contributions to the plan are at the discretion of the Company's Board of Directors. It has been the Company's policy to match the employee's voluntary salary deferrals at the rate of 100 percent to a maximum of five percent of pay. Amounts expensed under the plan for the years ended December 31, 1995, 1994 and 1993 totaled $118,926, $110,740 and $69,504, respectively.


  (10)   RELATED PARTY TRANSACTIONS
         --------------------------

  During the year ended December 31, 1993, the Company provided loans to the CEO and a former Secretary for relocation expenses in the amounts of $125,250 and $86,200, respectively. At December 31, 1994 and 1993, the outstanding balance, including accrued interest thereon, on the loan to the CEO was $134,832 and $127,300, respectively. The loan to the former Secretary was paid in full during 1993 and the loan to the CEO was paid in full during 1995. During 1994, the Company provided a loan to the CFO for relocation expenses in the amount of $125,000; the loan was paid in full during 1994.

  At December 31, 1995 and 1994, the Company had accrued Directors' compensation totaling approximately $101,000 and $50,000, respectively.

  The three-year employment agreements with the CEO, CFO, and Vice President of Engineering and Construction provide for an annual salary (including increases), incentive compensation, benefits and stock options (see Note 8). The agreements also include termination and anti-takeover provisions which provide for a payment to the three officers based on prior compensation, in the event of a change in control of the Company.

  During 1995, a director of the Company purchased shares of the Company's common stock on the open market and sold those shares at a profit within six months of the purchase, in violation of SEC regulations. In accordance with
  Section 16(b) of the Securities and Exchange Act of 1934, the profits of $14,000 were turned over to the Company. The Company credited additional paid-in capital and the amount is shown as a contribution from shareholder in the accompanying statements of stockholders' equity and cash flows.


  (11)    DEBT EXTINGUISHMENT
          -------------------

  On February 21, 1991, Mase Westpac, Ltd. ("Mase"), one of the Company's former bank lenders, filed an action to recover the entire balance under a revolving credit agreement and for a preliminary and permanent injunction restraining the Company from violating the covenants in the revolving credit agreement. Subsequently, the Company filed a countersuit against Mase seeking a declaratory judgment that the Company was not in default under the revolving credit agreement and alleging breach of contract, economic duress and interference with contractual relations and perspective economic advantage and certain Federal RICO (Racketeer Influenced and Corrupt Organizations Act) violations.

  On May 23, 1994, the Company entered into a settlement with Mase and related parties which resulted in the full and complete settlement of any and all litigation and claims. Under the terms of the settlement, the Company released to Mase the entire balance held in a litigation escrow fund having an estimated value of approximately $16,200,000 in exchange for a cash payment of $4,500,000 plus Mase's release of claims of approximately $14,200,000 in amounts owed under the revolving credit agreement. As a result of the settlement, the Company realized an extraordinary gain from the extinguishment of debt of $2,182,000.
  Because of Federal regular tax and AMT net operating loss carryforwards, no provision for income taxes was recognized. A contractual contingency fee in the amount of approximately $206,000 was paid to a former CEO of the Company in connection with the settlement and included in the gain realized from the settlement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                               PART III


  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT

       The information required is set forth under the captions "Election of Directors" and "Directors and Executive Officers" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

  ITEM 11. EXECUTIVE COMPENSATION

      The information required is set forth under the caption "Compensation of Executive Officers" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

       The information required is set forth under the caption "Stock Ownership" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required is set forth under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.


                              PART IV


  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
  REPORTS ON FORM 8-K


                                                          Page
                                                          ----
  (a)    1.   Financial Statements:

         See Index to Financial Statement                  23

         2.   Financial Statement Schedules

         None required.

  (b)    Reports on Form 8-K:

         No reports on Form 8-K have been filed during the last quarter of the year ended December 31, 1995.


  (c)    Exhibits:

         The following listed documents are included herein or have been incorporated by reference from previous reports filed with the Securities and Exchange Commission:

    3.01        Articles of Incorporation of Alta Gold Co., as amended. [2]

    3.02        Bylaws of Alta Gold Co., as amended. [3]

    4.01        See Exhibit 3.01

    4.02        See Exhibit 3.02

    4.03        See Exhibit 10.18

    4.04        See Exhibit 10.19

    4.05        See Exhibit 10.28

    4.06        See Exhibit 10.31

    10.01     Exchange Agreement dated June 30, 1988, by and among Silver
                King Mines, Inc., Pacific Silver Corporation, Alta Gold Co. ("Alta"), NERCO Minerals Company, and Resource Associates of Alaska ("RAA") relating to the exchange of Alta's interest in the Taylor Property with RAA for an undivided one-half interest in the Shoshone Property. [1]

    10.02     Alta-NERCO Joint Venture Agreement, dated July 1, 1988, by and between Alta Gold Co. and Resource Associates of Alaska, Inc., relating to the formation of the Alta-NERCO Joint Venture. [1]

    10.03     Amended and Restated Gold Production Purchase Agreement
                between Mase Westpac Limited, New York Branch and Alta Gold Co., dated January 3, 1990 and relating to the purchase of 38,000 ounces of gold. [2]

    10.04     Loan Agreement between J. Aron & Company and Alta Gold Co., dated as of February 26, 1990. [2]

    10.05     Warrant Purchase Agreement between Alta Gold Co. and J. Aron &
                Company, dated as of February 26, 1990. [2]

    10.06     Master Agreement between the Company, Magma Copper Company and Magma Nevada Mining Company dated as of December 14,
                1990. [3]

    10.07     Consent, Lease Termination and Asset Transfer Agreement among the Echo Bay Group, Magma Copper Company, Magma Nevada
                Mining Company and the Company dated as of December 14, 1990.
                [3]

    10.08     Limited Partnership Agreement among the Company, Magma
                Nevada Mining Company and Magma Limited Partner Co. dated as of March 13, 1991. [3]

    10.09     Option Agreement between the Company and Magma Nevada
                Mining Company dated March 13, 1991 relating to Put and Call options on interest in the Robinson Property. [3]

    10.10     Irrevocable Trust Agreement and Assignment of Partnership Units
                to Trustee dated March 13, 1991 between the Company and West One Trust Company. [3]

    10.11     Provisional Copper Production Payment Agreement between the
                Company and Magma Mining Company dated December 14, 1990.
                [3]

    10.12     Provisional Gold Production Payment Agreement between the
                Company and Magma Mining Company dated December 14, 1990.
                [3]

    10.13     Letter Agreement among the Company, Kennecott, Magma and the
                Echo Bay Group concerning environmental liability and expenditures on the Robinson Property. [3]

    10.14     Employment Agreement between Alta Gold Co. and Robert N. Pratt dated October 15, 1991. [5]

    10.15     Employment Agreement between Alta Gold Co. and John A. Bielun dated October 18, 1992.  [5]

    10.16     Asset Purchase Agreement between Alta Gold Co. and Gold Express
                Corporation dated June 14, 1994 [8]

    10.17     Two year 6% Subordinated Convertible Debenture due June 14,
                1996 issued by Alta Gold Co. to Gold Express Corporation dated June 14, 1994. [8]

    10.18     Four year 6% Subordinated Convertible Debenture due June 14,
                1998 issued by Alta Gold Co. to Gold Express Corporation dated June 14, 1994. [8]

    10.19     Fourteen year Subordinated Zero Coupon Debenture due June 14,
                2008 issued by Alta Gold Co. to Gold Express Corporation dated June 14, 1994. [8]

    10.20     Provisional Copper Production Royalty Agreement between Alta
                Gold Co. and Gold Express Corporation dated June 14, 1994. [8]

    10.21     Agreement by and among Alta Gold Co., Cobb Resources
                Corporation and Hydro Resources Corporation in regard to the royalty on the Copper Flat Property effective June 14, 1994. [8]

    10.22     Agreement for Purchase and Sale of Mining Claims between Alta
                Gold Co. and Phelps Dodge Mining Company effective July 8, 1994. [9]

    10.23     Agreement for Purchase and Sale of Mining Claims between Alta
                Gold Co. and Cominco American Resources Incorporated and USMX, INC, dated April 14, 1994. [12]

    10.24     Agreement for Purchase and Sale of Mining Claims between Alta
                Gold Co. and Griffon Resources, Inc. effective October 14, 1994. [12]

    10.25     Facility Agreement between Gerald Metals, Inc. and Alta Gold Co.
                dated March 28, 1995. [10]

    10.26     Margin Agreement between Gerald Metals, Inc. and Alta Gold Co.
                dated March 28, 1995. [10]

    10.27     Purchase/Refining Agreement between Gerald Metals, Inc. and Alta
                Gold Co. dated March 28, 1995. [10]

    10.28     Stock Option Agreement between Gerald Metals, Inc. and Alta Gold
                Co. dated March 28, 1995. [10]

    10.29     Employment Agreement between Alta Gold Co. and Robert N. Pratt dated June 9, 1995.  [11]

    10.30     Employment Agreement between Alta Gold Co. and John A. Bielun dated June 9, 1995.  [11]

    10.31     Promissory Note with U.S. Bank of Nevada dated September 18,
                1995. [11]

    10.32     Employment Agreement between Alta Gold Co. and James S. Goff dated June 9, 1995.

    21.01     Subsidiaries of the Company. [6]

    23.01     Consent of Pincock, Allen & Holt dated March 28, 1996.

    99.01     Court stipulated Escrow Agreement re: Mase Westpac litigation.
              [4]

    99.02 Settlement Agreement and Mutual Release dated May 23, 1994 by Republic Mase Bank Limited, Republic Mase Inc. and Alta Gold Co. [7]




    [1]  Incorporated by reference to Form 10-K for the fiscal year ended
           March 31, 1988.

    [2] Incorporated by reference to Form 10-K for the year ended December 31, 1989.

    [3] Incorporated by reference to Form 10-K for the year ended December 31, 1990.

    [4] Incorporated by reference to Form 10-K for the year ended December 31, 1991.

    [5] Incorporated by reference to Form 10-K for the year ended December 31, 1992.

    [6] Incorporated by reference to Form 10-K for the year ended December 31, 1993.

    [7]  Incorporated by reference to Form 8-K dated May 23, 1994.

    [8]  Incorporated by reference to Form 8-K dated June 14, 1994.

    [9]  Incorporated by reference to Form 8-K dated July 8, 1994.

    [10] Incorporated by reference to Form 10-Q for the quarter ended June
           30, 1995.

    [11] Incorporated by reference to Form 10-Q for the quarter ended
           September 30, 1995.

    [12] Incorporated by reference to Form 10-K for the year ended
           December 31, 1994.



                                  SIGNATURES
                                  ----------




    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1996.

                                    ALTA GOLD CO.


                                    By: /s/ Robert N. Pratt
                                        -------------------
                                    Robert N. Pratt, Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


      SIGNATURE                     TITLE                          DATE
      ---------                     -----                          ----

/s/ Robert N. Pratt    Chairman, President, Chief Executive
-------------------          Officer & Director                March 25, 1996
Robert N. Pratt

/s/ John A. Bielun     Principal Financial Officer and
------------------           Principal Accounting Officer      March 25, 1996
John A. Bielun


/s/ Ralph N. Gilges            Director                        March 25, 1996
-------------------
Ralph N. Gilges


/s/ Thomas A. Henrie           Director                        March 25, 1996
--------------------
Thomas A. Henrie


/s/ Iwao Ino                   Director                         March 25, 1996
------------
Iwao Ino


/s/ John A. Keily              Director                        March 25, 1996
-----------------
John A. Keily


/s/ Jack W. Kendrick           Director                        March 25, 1996
--------------------
Jack W. Kendrick


/s/ Thomas D. Mueller          Director                        March 25, 1996
---------------------
Thomas D. Mueller


/s/ Toshiaki Tanaka            Director                        March 25, 1996
-------------------
Toshiaki Tanaka








             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549








                          EXHIBITS


                             TO


                         FORM 10-K


            For the Year Ended December 31, 1995






                 ANNUAL REPORT PURSUANT TO

                 SECTION 13 OR 15(d) OF THE

                  SECURITIES EXCHANGE ACT

                          OF 1934



                       ALTA GOLD CO.
   (Exact name of registrant as specified in its charter)








                        Exhibit 10.32

    Employment Agreement between Alta Gold Co. and James S. Goff dated June 9, 1995.




                        Exhibit 23.01

    Consent of Pincock, Allen & Holt dated March 28, 1996