Form 10-Q
period 1996-03-31
ALTA GOLD CO/NV/
filed 1996-05-09
CIK 90350

FORM 10-Q

                                SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C.  20549



(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1996

                                                OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ---------- to ------------.

                                   Commission File Number 2-2274


                                           ALTA GOLD CO.
                                           ------------
                      (Exact Name of Registrant as specified in its charter)


                    Nevada                                87-0259249
                    ------                                ----------
          (State or other jurisdiction        (I.R.S. Employer Identification
          of incorporation or organization)                 Number)


          601 WHITNEY RANCH DRIVE, SUITE 10
                HENDERSON, NEVADA                              89014
          ---------------------------------                  ----------
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

                                       Yes   X     No
                                           -----      -----

The number of shares outstanding of the Registrant's Common Stock as of March 31, 1996 was 28,503,613.

                                            ALTA GOLD CO.


                                               INDEX


                                                                        Page
PART I      Financial Information                                      Number


   Item 1           Financial Statements


                    Condensed Balance Sheets as of
                    March 31, 1996 and December 31, 1995    . . . . . .   3

                    Condensed Statements of Operations for the
                    Three Months Ended March 31, 1996 and 1995  . . . .   5

                    Condensed Statements of Cash Flows for the
                    Three Months Ended March 31, 1996 and 1995  . . . .   6

                    Notes to Condensed Financial Statements   . . . . .   7

   Item 2           Management's Discussion and Analysis of
                    Financial Condition and Results of Operations   . .  10


PART II     Other Information

   Item 6           Exhibits and Reports on Form 8-K      . . . . . . .  13

SIGNATURE       . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                                      ALTA GOLD CO.
                                      -------------
                                 CONDENSED BALANCE SHEETS
                                  -----------------------
                                         (Unaudited)

                                            ASSETS
                                            ------


                                                 March 31,        December 31,
                                                    1996              1995
                                                -----------       -----------
CURRENT ASSETS:

   Cash and cash equivalents                   $    804,000       $   369,000
   Receivables                                      109,000           110,000
   Inventories                                    3,552,000         4,251,000
   Prepaid expenses and other                       134,000            91,000
                                              -------------      ------------

       Total current assets                       4,599,000         4,821,000

PROPERTY, BUILDINGS AND EQUIPMENT, net
   Mining properties and claims                  18,567,000        18,550,000
   Buildings and equipment                       15,273,000        15,063,000
                                              -------------      ------------
                                                 33,840,000        33,613,000
Less - accumulated depreciation                (  8,691,000)     (  8,049,000)
                                              -------------       -----------
   Total property and equipment, net             25,149,000        25,564,000

DEFERRED MINE DEVELOPMENT COSTS, net              9,751,000         9,178,000

OTHER ASSETS                                        925,000           836,000
                                                -----------       -----------


      Total assets                              $40,424,000       $40,399,000
                                                ===========      ============


The accompanying notes to condensed financial statements are an integral part of these statements.

                                       ALTA GOLD CO.
                                       -------------

                               CONDENSED BALANCE SHEETS (continued)
                               -----------------------------------
                                          (Unaudited)

                              LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------

                                                March, 31,      December 31,
                                                   1996               1995
                                              ------------       -----------
CURRENT LIABILITIES:
   Accounts payable                           $   339,000        $1,064,000
   Accrued liabilities                          1,111,000         1,149,000
   Current portion of long-term debt            3,055,000         2,920,000
                                             ------------       -----------
       Total current liabilities                4,505,000         5,133,000

LONG-TERM DEBT, net of current portion          3,258,000         3,297,000
DEFERRED INCOME TAXES                             755,000           755,000

OTHER LONG-TERM LIABILITIES                       705,000           826,000
                                             ------------       -----------
     Total liabilities                          9,223,000        10,011,000
                                             ------------       -----------


STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value; authorized
       40,000,000 shares, issued 28,503,613 and
       28,452,780 shares, respectively             29,000            28,000
  Additional capital                           42,439,000        42,360,000
  Accumulated deficit                        ( 11,267,000)     ( 12,000,000)
                                              -----------      ------------
     Total stockholders' equity                31,201,000        30,388,000
                                             ------------      ------------

     Total liabilities and stockholders'
       equity                                 $40,424,000       $40,399,000
                                             ============      ============


The accompanying notes to condensed financial statements are an integral part of these statements.

                                   ALTA GOLD CO.
                                  --------------
                          CONDENSED STATEMENTS OF OPERATIONS
                        -----------------------------------
                                   (Unaudited)

                                               Three Months Ended March 31,
                                               -----------------------------
                                                   1996              1995
                                                  -------           ------
REVENUE:
  Sales of gold and other metals                $5,185,000        $2,695,000
                                                -----------       -----------
OPERATING COSTS AND EXPENSES:
  Direct mining, production and
    holding costs                                3,260,000         1,826,000
  General and administrative                       373,000           365,000
  Exploration                                        2,000             9,000
  Depreciation, depletion and amortization         774,000           344,000
                                              ------------      ------------
                                                 4,409,000         2,544,000
                                              ------------      ------------

  Income from operations                           776,000           151,000
                                              ------------      ------------

OTHER INCOME (EXPENSE), net:
  Gain on sale of assets                                 -         2,425,000
  Interest income and other                         28,000            46,000
  Interest expense and other                 (      71,000)     (     83,000)
                                             -------------       -----------
                                             (      43,000)        2,388,000
                                             -------------       -----------

INCOME BEFORE PROVISION FOR
   INCOME TAXES                                    733,000         2,539,000

PROVISION FOR INCOME TAXES                               -                 -
                                             -------------      ------------

NET INCOME                                     $   733,000        $2,539,000
                                             =============      ============

NET INCOME  PER SHARE:
   Primary                                    $       0.02       $      0.09
                                             =============      ============

   Fully diluted                              $       0.02       $      0.09
                                             =============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Primary                                      31,335,582        28,953,911
                                             =============      ============

   Fully diluted                                31,509,315        29,073,140
                                             =============      ============


The accompanying notes to condensed financial statements are an integral part of these statements.

                                 ALTA GOLD CO.
                                 -------------

                         CONDENSED STATEMENTS OF CASH FLOWS
                         ----------------------------------
                                  (Unaudited)

                                                  Three Months Ended March 31,
                                                   --------------------------
                                                      1996          1995
                                                      ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $  733,000     $2,539,000
   Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
              Depreciation, depletion and
                 amortization                         774,000        344,000
      Net gain on sale of assets                            -    ( 2,425,000)
              Stock compensation                       80,000         47,000
          Decrease (increase) in:
              Short-term investments                        -    (    88,000)
              Receivables                               1,000        322,000
              Inventories                             699,000    (   704,000)
                  Prepaid expenses and other      (   132,000)   (   226,000)
          Increase (decrease) in:
              Accounts payable                    (   725,000)   ( 1,450,000)
              Accrued and other liabilities       (   189,000)       372,000
                                                   ----------     ----------
                  Net cash provided by (used in)
                     operating activities           1,241,000    ( 1,269,000)
                                                   ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, buildings and equipment (   227,000)  (    526,000)
   Additions to deferred mine development costs   (   646,000)  (    693,000)
   Proceeds from sale of property, buildings
      and equipment                                         -      2,425,000
                                                   ----------    -----------
          Net cash provided by (used in)
             investing activities                 (   873,000)     1,206,000
                                                   ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                        500,000      1,250,000
   Payment on debt                                (   433,000)   ( 1,000,000)
                                                   ----------     ----------
      Net cash provided by financing activities        67,000        250,000
                                                   ----------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS             435,000        187,000

CASH AND CASH EQUIVALENTS, beginning of period        369,000        471,000
                                                   ----------      ---------

CASH AND CASH EQUIVALENTS, end of period            $ 804,000     $  658,000
                                                    =========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest, net of
      amount capitalized                            $  71,000      $  49,000
   Cash paid during the period for income taxes     $  10,000      $  45,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES

During the three months ended March 31, 1996 and 1995, the Company capitalized interest of $29,000 and $26,000, respectively, on zero coupon debentures to deferred mine development costs.

The accompanying notes to condensed financial statements are an integral part of these statements.

                                ALTA GOLD CO.
                                ------------

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------
                                 (Unaudited)




Note 1.  Interim Financial Statement Policies and Disclosures
- -------------------------------------------------------------

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

      These interim, unaudited, condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-
K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Cash and Cash Equivalents
- -------------------------

      For purposes of the balance sheets and statements of cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents.

Reclamation Costs
- -----------------

      Minimum standards for mine reclamation have been established by various governmental agencies which affect certain operations of the Company. The Company's general policy is to accrue estimated reclamation costs during each property's productive life based on estimated reserves using the units of production method. As of March 31, 1996 and December 31, 1995, the Company had reserved approximately $1,361,000 and $1,596,000, respectively, for reclamation activities of which approximately $456,000 is expected to be expended during the last nine months of 1996.

Income Taxes
- ------------

      No provision for income taxes was required in either 1996 or 1995 because of the utilization of net operating loss carryforwards. As of March 31, 1996, the Company estimates that it has approximately $18,250,000 in remaining net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period 2005 to 2009.

Net Income per Share
- --------------------

      Net income per share is computed based on the weighted-average number of shares and common stock equivalents, if dilutive, actually outstanding during the period.

      On a primary basis, net income per share is based on common stock equivalents adjusted to reflect additional shares that would be outstanding using the treasury stock method assuming exercise of dilutive stock warrants and stock options having exercise prices less than the average market price plus additional shares assumed to be issued upon conversion of the 6% convertible debentures for all periods presented (when the period end market price is greater than $4.00).

      On a fully diluted basis, net income per share is based on common stock equivalents adjusted to reflect additional shares that would be outstanding using the treasury stock method assuming exercise of dilutive stock warrants and stock options having exercise prices less than the period end market price (when greater than the average market price) plus additional shares assumed to be issued upon conversion of the 6% convertible debentures for all periods presented (when the period end market price is greater than $4.00).


Note 2.  Inventories
- --------------------

      Inventories consist of the following:

                                    March 31,    December 31,
                                      1996          1995
                                    ---------  ------------
      Precious metals:
        Refined products           $   73,000    $  238,000
        In process                  3,300,000     3,765,000
      Consumable supplies             179,000       248,000
                                   ----------    ----------
                                   $3,552,000    $4,251,000
                                   ==========    ==========

      Inventories of in-process metals and consumable supplies are valued at the lower of cost (using the first-in, first-out method) or market. Inventories of refined products are valued at market.

Note 3  -  Long-Term Debt
- -------------------------

      Long-term debt is summarized as follows:


                                                    March 31,     December 31,
                                                       1996           1995
                                                    ---------      -----------
Notes payable; interest at 16.1%; due at various
      dates between April 1998 and June 1998;
      secured by equipment                           $615,000         $673,000

Amount due under a bank credit facility; interest
      at prime plus 2%; due September 1996;
      secured by equipment
                                                      750,000        1,125,000

Note payable; interest at 10%; due September 1996;
      unsecured
                                                       50,000           50,000

Note payable to a bank; interest at 12%;
      due December 31, 1996; secured by property
      and equipment
                                                      500,000                -

6% Subordinated convertible debenture payable to
      Gold Express; due June 1996
                                                    1,500,000        1,500,000

6% Subordinated convertible debenture payable to
      Gold Express; due June 1998
                                                    1,500,000        1,500,000

Zero coupon $4,000,000 subordinated debenture
      payable to Gold Express; discounted at an
      imputed rate of 9%; due June 2008
                                                    1,398,000        1,369,000
                                                  -----------       ----------
                                                    6,313,000        6,217,000

Less - current portion                             (3,055,000)      (2,920,000)
                                                  -----------      -----------

      Total long-term debt                         $3,258,000       $3,297,000
                                                  ===========      ===========


      The 6% subordinated convertible debentures are convertible at the option of the holder into common stock at any time prior to maturity or earlier redemption at a conversion price of $4.00 per share of the Company's common stock. The debentures may be prepaid and redeemed by the Company without penalty or premium at any time prior to maturity. The debentures are subject to a right of offset in the event that the Company suffers any loss, cost, damage, injury or expense as a result of a breach by Gold Express of any provision of the asset purchase agreement under which the debentures were issued. The Company has identified several breaches made by Gold
Express and has notified Gold Express that it intends to exercise this right of offset. The amounts involved and the ultimate resolution of this matter have not yet been determined.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Private Securities Litigation Reform Act of 1995 provides a 'safe harbor' for forward-looking statements. Certain information included herein contains statements that are forward-looking, such as statements relating to plans for future production and development activities as well as other capital spending, financing sources and the effects of regulation. Such forward-looking information involves important risks and uncertanties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to the market price of metals, production rates, production costs, the availability of financing, the ability to obtain and maintain all of the permits necessary to put and keep properties in production, development and construction activities and dependence on existing management. The Company cautions readers not to place undue reliance on any such forward-looking statements, and such statements speak only as of the date made.


RESULTS OF OPERATIONS
- ---------------------

COMPARISON OF THREE-MONTH PERIODS ENDED MARCH 31,
1996 and MARCH 31, 1995.

      In the first quarter of 1996, the Company had $5,185,000 in revenue from the sale of 12,900 ounces of gold at an average price of $402/oz, as compared to $2,695,000 in revenue in 1995 from the sale of 6,900 ounces of gold at an average price of $390/oz. In the first quarter of 1996, the Company produced 12,417 ounces of gold, 11,092 ounces from Kinsley at an average cash cost of $243/oz and 1,325 ounces from pad-rinsing at Easy Junior. In 1995, the Company produced 6,911 ounces of gold, 2,859 ounces from Kinsley at an average cash cost of $231/oz and 4,052 ounces from Easy Junior at an average cash cost of $274/oz. The increase in cash production costs at Kinsley from $231/oz to $243/oz between comparable periods is principally due to mobilization, de-mobilization and stripping costs incurred in the first quarter of 1996 associated with shifting production from the Main deposit, which has been depleted, to the Upper and the Access deposits.

      Gold production at Kinsley began in late January 1995. Mining at Easy Junior was completed in the third quarter of 1994; however, gold production is expected to continue through June 1996, as the remaining mined ore is processed and the leach pad is rinsed. The increase in revenue from $2,695,000 to $5,185,000 between comparable quarters is principally due to having Kinsley in production for the entire first quarter of 1996, as partially offset by the winding down of production at Easy Junior. The increase in direct mining, production and holding costs from $1,826,000 to $3,260,000 between comparable periods is directly related to the increase in production.

      The changes in general and administrative expenses and exploration expenses between comparable periods were immaterial.
General and administrative expenses increased slightly from $365,000 to $373,000 and exploration expenses decreased from $9,000 to $2,000. As the result of the Company's focus on developing
Olinghouse, Copper Flat and Griffon, exploration expense was de minimis in the first quarter of both 1996 and 1995.

      The increase in depreciation, depletion and amortization from $344,000 in 1995 to $774,000 in 1996 is principally due to the depreciation, depletion and amortization of various costs associated with Kinsley, which was in production for the entire first quarter of 1996.

      In the first quarter of 1995, the Company sold its remaining royalty interest in the Robinson Copper Property for a net gain of $2,425,000; there were no similar transactions in 1996. Interest income and other decreased from $46,000 in 1995 to $28,000 in 1996 principally as the result of lower average balances of cash available for investment in 1996. Interest expense and other decreased from $83,000 in 1995 to $71,000 in 1996 principally due to financing fees incurred in 1995.

      No provision for income taxes was required in either 1996 or 1995 because of the utilization of net operating loss carryforwards. As of March 31, 1996, the Company estimates that it has approximately $18,250,000 in remaining net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period 2005 to 2009.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

      As of March 31, 1996, the Company had $94,000 in working capital, a $406,000 improvement from the December 31, 1995 working capital deficit of $312,000. This improvement was expected and is principally due to internal funds generated from gold production at Kinsley. The Company believes that production from Kinsley will provide adequate liquidity for the Company's operational needs during the remainder of 1996. Outside financing, whether from debt or equity or through joint ventures or similar arrangements, will be required to begin site development and construction at Olinghouse and Copper
Flat.  See 'Outlook' below.


INVESTING AND FINANCING ACTIVITIES
- ----------------------------------

      During the first quarter of 1996, the Company expended $227,000, principally for equipment at Kinsley, and $646,000 for the development of Olinghouse, Copper Flat and Griffon. During the same period, the Company received $500,000 in short-term financing and retired $433,000 of debt.


OUTLOOK
- -------

      During the remainder of 1996, the Company has budgeted cash expenditures of $2,200,000 for mine development, excluding site development and construction, of Olinghouse, Copper Flat and Griffon, $1,500,000 for debt repayments and $456,000 for reclamation. These expenditures are expected to be funded from revenues generated from gold production at Kinsley

      As reported in the Company's report on Form 10-K for the year ended December 31, 1995, the Company at that time had tentatively budgetd an additional $17,000,000 in expenditures during 1996 for site development and construction at Olinghouse and Copper Flat. Since that time the Company has been informed by the Bureau of Land
Management that the scheduled final approval of the Environmental
Impact Statement for Copper Flat has been deferred from August to November 1996. As a result of this change in schedule, the Company's 1996 estimate has been reduced to $10,000,000 --
$5,000,000 for Olinghouse and $5,000,000 for Copper Flat.  At
Olinghouse, these expenditures would primarily be for development drilling. At Copper Flat, these expenditures would primarily be for site preparation, equipment purchases and plant construction. The
Company is currently in the process of permitting both Olinghouse and Copper Flat and investigating potential sources of financing. The Company expects to be able to obtain all of the necessary permits and the necessary financing; however, there is no assurance that the Company will be able to find external sources of capital or that the necessary permits will be obtained.

      Budgeted cash expenditures are estimates, subject to certain assumptions regarding future events which cannot be predicted with total accuracy and which may be beyond the control of the Company. Nevertheless, the Company expects to meet its obligations.

      As of March 31, 1996, the Company had sold forward 15,000 ounces of gold for delivery during the remainder of 1996 at an average price of $400 per ounce.

      The Company's business is subject to various risk factors, some of which are discussed in the Company's report on Form 10-K for the year ended December 31, 1995, "Items 1 and 2. Business and
Properties - Risk Factors."

PART II OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      None.

(b) No reports were filed on Form 8-K during the three-month period ended March 31, 1996.

                                      SIGNATURE
                                      ---------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                     ALTA GOLD CO.
                                                     ------------
                                                     (Registrant)









May 9, 1996                                     BY:  /s/ John A. Bielun
- -----------                                     ------------------------
(Date)                                          John A. Bielun
                                                Chief Financial Officer and
                                                Principal Accounting Officer