Form 10-K/A
period 1995-12-31
ALTA GOLD CO/NV/
filed 1996-05-31
CIK 90350

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                           FORM 10-K/A
                        (AMENDMENT NO. 1)
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
     FISCAL YEAR ENDED DECEMBER 31, 1995, OR

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

                DOCUMENTS INCORPORATED BY REFERENCE:

     Definitive Proxy Statement for the 1996 Annual Meeting of
Stockholders.  Certain information therein is incorporated into Part
III hereof.



     The undersigned registrant hereby amends the following items, financial statements, exhibits or portions of its annual report on Form 10-K for the fiscal year ended December 31, 1995, as set forth in the pages attached hereto:

     Items 1 and 2.  Business and Properties

     Item 8.  Financial Statements and Supplementary Data





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


Page 3 - Map encompassing the states of Nevada, New Mexico, Arizona and Utah, and showing the locations of the cities of Henderson and Ely, Nevada, and the Company's major mining properties: Kinsley, Olinghouse and Griffon, all located in Nevada, and Copper Flat, located in New Mexico.


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



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        Page
                                                                        ----

Report of Independent Public Accountants                                 19
inancial Statements:

- - Balance Sheets as of December 31, 1995 and 1994                        20

- - Statements of Operations for the Years Ended
    December 31, 1995, 1994 and 1993                                     22

- - Statements of Stockholders' Equity for
    Years Ended December 31, 1995, 1994 and 1993                         23

- - Statements of Cash Flows for the Years Ended
    December 31, 1995, 1994 and 1993                                     24

- - Notes to Financial Statements                                          26





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

                                 ALTA GOLD CO.
                          STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
             (In thousands, except share and per share amounts)

                                          1995         1994      1993
                                          ----         ----      ----
  REVENUE:
    Sales of gold and other metals     $ 20,636     $ 10,696    $  194
    Management fees                         -            -          16
                                       --------     --------    ------
                                         20,636       10,696       210
                                       --------     --------    ------
  OPERATING COSTS AND EXPENSES:
    Direct mining, production,
      reclamation and
      maintenance costs                  15,396        8,332     2,732
    General and administrative            1,432        1,455     1,923
    Exploration                              30          260     1,353
                                       --------      -------    ------
                                         16,858       10,047     6,008
                                       --------      -------    ------
     Income (loss) from operations        3,778          649    (5,798)

  OTHER INCOME (EXPENSE):
    Gain on sale of assets                2,589          307         -
    Loss on forward contract                 -          (398)        -
    Interest and other income               167          279      1,313
    Interest expense                       (645)        (215)      (586)
                                        -------       ------     ------
                                          2,111          (27)       727
                                        -------       ------     ------
  INCOME (LOSS) BEFORE PROVISION
  FOR INCOME  TAXES AND
  EXTRAORDINARY ITEM                      5,889          622     (5,071)

  PROVISION FOR INCOME TAXES                 -            -          -
                                        -------       -------     ------
 INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                      5,889          622     (5,071)

  EXTRAORDINARY ITEM:
    Gain on extinguishment of debt            -        2,182         -
                                        --------      -------     ------
  NET INCOME (LOSS)                     $ 5,889    $   2,804  $  (5,071)
                                        =======    =========  ==========
  NET INCOME (LOSS) PER SHARE:
    Income (loss) before
    extraordinary item                  $   .21    $     .02  $    (.19)
  Extraordinary item                          -          .08         -
                                        -------    ---------  ----------
    Net income (loss)                   $   .21    $     .10  $    (.19)
                                        =======    =========  ==========
  WEIGHTED-AVERAGE COMMON
    SHARES OUTSTANDING               28,337,506   27,608,897  27,004,130
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

  Forward Sales and Option Contracts
  ----------------------------------

  The Company has developed a hedging strategy to minimize the effects of declines in the price of gold. The Company enters into forward sales and other hedging transactions, including options, related to the future production and sale of the Company's gold inventory. Forward sales and purchased option contracts do not subject the Company's results of operations to risk due to price movements because the gains and losses on the contracts generally offset the underlying gold inventory being hedged. Gains from option contracts are offset against the underlying gold transactions and losses are limited to the premiums paid at the outset of the contract. For written option contracts, the Company receives a premium at the outset and then recognizes unrealized gains and losses for any changes in the market value of the options as those changes occur.

  At December 31, 1995, the Company had forward gold delivery contracts covering 6,000 ounces of 1996 gold production at an average price of $391 per ounce. At December 31, 1995, the Company had purchased put contracts for 3,000 ounces of gold at $395 per ounce. Also, the Company had sold call contracts for 3,000 ounces of gold at $420 per ounce for which the market price of these contracts approximated cost at December 31, 1995, resulting in a de minimis unrealized loss for the year ended December 31, 1995. Both contracts come due at various dates in January, February, and March 1996, and are with the same counter party.

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

  Nonetheless, the Company has recorded its best estimate of future reclamation and closure costs based on currently available facts and technology and enacted laws and regulations, and has taken into consideration the Company's estimate of the likely effects of inflation and other societal and economic factors. Future reclamation and closure costs consist of management's estimate of all costs necessary to reclaim and close each property and do not include any anticipated benefits to be realized from salvage values of assets currently used at the properties. In determining its best estimate of future reclamation and closure costs, the Company has given consideration to its prior experience and the experience of other companies in reclaiming and closing properties. As of December 31, 1995 and 1994, the Company had recorded reserves of approximately $1,596,000 and $2,088,000, respectively, for reclamation costs which are included in accrued liabilities and other long-term liabilities in the accompanying balance sheets.

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






                                  SIGNATURES
                                  ----------




    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 31, 1996.

                                    ALTA GOLD CO.


                                    By: /s/ Robert N. Pratt
                                        -------------------
                                    Robert N. Pratt, Chairman of the Board,
                                    Chief Executive Officer, President and
                                    Director