Form 10-Q/A
period 1996-03-31
ALTA GOLD CO/NV/
filed 1996-06-24
CIK 90350

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington. D.C. 20549
                           FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended    March 31, 1996

                               or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934



For the transition period from               to


Commission File Number:     2-2274


                              ALTA GOLD CO.
         (Exact name of registrant as specified in its charter)

             Nevada                               87-0259249
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)             Identification Number)



601 Whitney Ranch Drive, Suite 10, Henderson, Nevada            89014
(Address of principal executive offices)                     (Zip Code)


                             (702) 433-8525
          (Registrant's telephone number, including area code)

                                   N/A
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                [X]  Yes  [ ]  No

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                 [ ]  Yes [ ]  No

                         Not Applicable

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
       28,503,613 shares of common stock at March 31, 1996

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

                  NO.       DESCRIPTION

                  27.01     Financial Data Schedule

         (B)  REPORTS ON FORM 8-K

                  None

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   June 21, 1996                     ALTA GOLD CO.


                                          /s/ John A. Bielun
                                          John A. Bielun
                                          Chief Financial Officer
                                          (Duly Authorized Officer)