Form 10-Q
period 1996-06-30
ALTA GOLD CO/NV/
filed 1996-08-15
CIK 90350

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1996

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ----- to -----.

                  Commission File Number 2-2274


                          ALTA GOLD CO.
                           ------------
      (Exact Name of Registrant as specified in its charter)

               Nevada                   87-0259249
               ------                   ----------
     (State or other jurisdiction       (I.R.S. Employer
     of incorporation or organization)   Identification Number)

     601 WHITNEY RANCH DRIVE, SUITE 10
     HENDERSON, NEVADA                            89014
     -----------------------------                --------
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

          Yes   X         No
               ------           ------

The number of shares outstanding of the Registrant's
Common Stock as of June 30, 1996 was 28,903,603.

                          ALTA GOLD CO.

                              INDEX

                                                       Page
                                                       Number

PART I    Financial Information

     Item 1    Financial Statements

               Condensed Balance Sheets as of
               June 30, 1996 and December 31, 1995 . . 3

               Condensed Statements of Operations
               for the Three Months Ended
               June 30, 1996 and 1995  . . . . . . . . 5

               Six Months Ended June 30, 1996
               and 1995  . . . . . . . . . . . . . . . 6

               Condensed Statements of Cash Flows
               for the Six Months Ended June 30,
               1996 and 1995 . . . . . . . . . . . . . 7

               Notes to Condensed Financial
               Statements  . . . . . . . . . . . . . . 9

     Item 2    Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations   . . . . . . . . . . . . 13


PART II   Other Information

     Item 4    Submission of Matters to a Vote
               of Security Holders  . . . . . . . . .  17

     Item 6    Exhibits and Reports on Form 8-K . . .  17

SIGNATURE . . . . . . . . . . . . . . . . . . . . . .  18

                          ALTA GOLD CO.
                          -------------
                     CONDENSED BALANCE SHEETS
                     ------------------------
                           (Unaudited)


                              ASSETS
                              ------

                                   June 30,       December 31,
                                    1996               1995
                                   --------       ------------

CURRENT ASSETS:

     Cash and cash
       equivalents               $   687,000      $  369,000
     Receivables                     111,000         110,000
     Inventories                   3,577,000       4,251,000
     Prepaid expenses and other       83,000          91,000
                                   ---------      ----------

          Total current assets     4,458,000       4,821,000

PROPERTY, BUILDINGS AND
  EQUIPMENT, net
     Mining properties and claims  17,217,000     18,550,000
     Buildings and equipment       15,952,000     15,063,000
                                   ----------     ----------
                                   33,169,000     33,613,000

Less - accumulated depreciation    (8,960,000)    (8,049,000)
                                   ----------     ----------

     Total property and
        equipment, net             24,209,000     25,564,000

DEFERRED MINE DEVELOPMENT
  COSTS, net                       10,977,000      9,178,000

OTHER ASSETS                        1,073,000        836,000
                                   ----------     ----------

     Total assets                  $40,717,000    $40,399,000
                                   ===========    ===========

The accompanying notes to condensed financial statements are an integral part of these statements.

                          ALTA GOLD CO.
                          -------------

               CONDENSED BALANCE SHEETS (continued)
               -----------------------------------
                           (Unaudited)


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------


                                     June 30,     December 31,
                                       1996            1995
                                   ----------     ------------

CURRENT LIABILITIES:
     Accounts payable             $   874,000     $ 1,064,000
     Accrued liabilities            1,036,000       1,149,000
     Current portion of
       long-term debt               1,528,000       2,920,000
                                   ----------     -----------

     Total current liabilities      3,438,000       5,133,000

LONG-TERM DEBT, net of current
  portion                           2,190,000       3,297,000
DEFERRED INCOME TAXES                 686,000         755,000

OTHER LONG-TERM LIABILITIES           737,000         826,000
                                   ----------     -----------
     Total liabilities              7,051,000      10,011,000
                                   ----------     -----------

STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value;
          authorized 60,000,000
          shares, issued 28,903,603
          and 28,452,780 shares,
          respectively                  29,000         28,000
     Additional capital             43,929,000     42,360,000
     Accumulated deficit           (10,292,000)   (12,000,000)
                                   -----------    -----------
     Total stockholders' equity     33,666,000     30,388,000
                                   -----------    -----------

     Total liabilities and
       stockholders' equity        $40,717,000    $40,399,000
                                   ===========    ===========

The accompanying notes to condensed financial statements are an integral part of these statements.

                          ALTA GOLD CO.
                          -------------

                CONDENSED STATEMENTS OF OPERATIONS
                ----------------------------------
                           (Unaudited)


                                   Three Months Ended June 30,
                                   ---------------------------
                                      1996           1995
                                   ----------     ----------

REVENUE                            $5,186,000     $3,597,000
                                   ----------     ----------

OPERATING COSTS AND EXPENSES:
     Direct mining, production
       and holding costs            3,021,000      2,047,000
     General and administrative       377,000        333,000
     Exploration                       14,000          8,000
     Depreciation, depletion and
       amortization                   772,000        603,000
                                   ----------     ----------
                                    4,184,000      2,991,000
                                   ----------     ----------

     Income from operations         1,002,000        606,000
                                   ----------     ----------

OTHER INCOME (EXPENSE), net:
     Interest income and other         30,000         51,000
     Interest expense and other    (   57,000)    (  190,000)
                                   ----------     ----------

                                   (   27,000)    (  139,000)
                                   ----------     ----------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                        975,000        467,000

PROVISION FOR INCOME TAXES                 --             --
                                   ----------     ----------

NET INCOME                         $  975,000     $  467,000
                                   ==========     ==========

NET INCOME PER SHARE               $     0.04     $     0.02
                                   ==========     ==========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                      31,319,906     28,452,780
                                   ==========     ==========

The accompanying notes to condensed financial statements are an integral part of these statements.

                          ALTA GOLD CO.
                          -------------

                CONDENSED STATEMENTS OF OPERATIONS
                ----------------------------------
                           (Unaudited)


                                        Six Months Ended June 30,
                                        -------------------------
                                          1996            1995
                                        -----------    ----------

REVENUE                                 $10,371,000    $6,292,000
                                        -----------    ----------

OPERATING COSTS AND EXPENSES:
     Direct mining, production
       and holding costs                  6,281,000     3,873,000
     General and administrative             750,000       698,000
     Exploration                             16,000        17,000
     Depreciation, depletion
       and amortization                   1,546,000       947,000
                                        -----------    ----------
                                          8,593,000     5,535,000
                                        -----------    ----------

     Income from operations               1,778,000       757,000
                                        -----------    ----------

OTHER INCOME (EXPENSE), net:
     Gain on sale of assets                     --     2,425,000
     Interest income and other               58,000       97,000
     Interest expense and other         (   128,000)   ( 273,000)
                                        -----------    ---------

                                        (    70,000)   2,249,000
                                        -----------    ---------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                        1,708,000    3,006,000

PROVISION FOR INCOME TAXES                       --           --
                                        -----------    ---------

NET INCOME                              $ 1,708,000    $3,006,000
                                        ===========    ==========

NET INCOME PER SHARE                    $      0.06    $     0.11
                                        ===========    ==========

WEIGHTED AVERAGE SHARES OUTSTANDING     30,240,811     28,222,233
                                        ==========     ==========

The accompanying notes to condensed financial statements are an integral part of these statements.

                          ALTA GOLD CO.
                           ------------

                CONDENSED STATEMENTS OF CASH FLOWS
                ----------------------------------
                           (Unaudited)

                                        Six Months Ended June 30,
                                        ------------------------
                                           1996           1995
                                        ----------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                         $1,708,000     $3,006,000
     Adjustments to reconcile net
       income to net cash provided
       by (used in) operating
       activities:
          Depreciation, depletion
            and amortization            1,546,000        947,000
          Net gain on sale of assets           --     (2,425,000)
          Stock compensation               80,000         47,000
          Decrease (increase) in:
               Short-term
                 investments                   --        262,000
               Receivables                 (1,000)       325,000
               Inventories                674,000     (1,675,000)
               Prepaid expenses
                 and other               (229,000)      (139,000)
          Increase (decrease) in:
               Accounts payable          (190,000)      (862,000)
               Accrued and other
                 liabilities             (331,000)       (99,000)
                                        ---------      ---------
               Net cash provided
                 by (used in)
                 operating activities    3,257,000      (613,000)
                                        ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property,
       buildings and equipment          (1,322,000)   (1,322,000)
     Additions to deferred mine
       development costs                (1,949,000)   (1,309,000)
     Proceeds from sale of property,
       buildings and equipment                  --     2,425,000
                                        ----------     ---------
               Net cash used in
                 investing activities   (3,271,000)     (206,000)
                                        ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt      1,707,000     3,652,000
     Payment on debt                    (1,265,000)   (2,000,000)
     Other                                (110,000)       15,000
                                        ----------     ---------

               Net cash provided by
                 financing activities      332,000      1,667,000
                                        ----------     ---------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                              318,000        848,000

CASH AND CASH EQUIVALENTS, beginning
  of period                                369,000        471,000
                                        ----------     ---------

CASH AND CASH EQUIVALENTS, end of
  period                                $  687,000     $1,319,000
                                        ==========     ==========

The accompanying notes to condensed financial statements are an integral part of these statements.

                          ALTA GOLD CO.
                           ------------

          CONDENSED STATEMENTS OF CASH FLOWS (continued)
          ---------------------------------------------
                           (Unaudited)


                                        Six Months Ended June 30,
                                        ------------------------
                                           1996           1995
                                        ----------     ---------

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
     Cash paid during the period
       for interest, net of amount
       capitalized                      $  125,000     $  108,000
     Cash paid during the period
       for income taxes                 $   18,000     $   65,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES

     During the six months ended June 30, 1996, the Company retired $3,000,000 in convertible debentures - $1,600,000 through the issuance of 400,000 shares of common stock and 400,000 warrants and $1,400,000 through the exercise of offset provisions as provided for in the Purchase
Agreement underlying the convertible debentures.
Concurrently with the exercise of the offset provisions, the cost and book value of the assets acquired under the Purchase Agreement was also reduced by $1,400,000.

     During the six months ended June 30, 1995, the Company retired $500,000 in outstanding debt through the issuance of common stock valued at $500,000.

     During the six months ended June 30, 1996 and 1995, the Company capitalized interest of $59,000 and $54,000, respectively, on zero coupon debentures to deferred mine development costs.

The accompanying notes to condensed financial statements are an integral part of these statements.

                   ALTA GOLD CO.
                   -------------

      NOTES TO CONDENSED FINANCIAL STATEMENTS
      --------------------------------------
                    (Unaudited)


Note 1.  Interim Financial Statement Policies and
- -------------------------------------------------
Disclosures
- -----------

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

     These interim, unaudited, condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Cash and Cash Equivalents
- -------------------------

     For purposes of the balance sheets and
statements of cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents.

Reclamation Costs
- -----------------

     Minimum standards for mine reclamation have been established by various governmental agencies which affect certain operations of the Company.
The Company's general policy is to accrue estimated reclamation costs during each property's productive life based on estimated reserves using the units of production method. As of June 30, 1996 and December 31, 1995, the Company had reserved approximately $1,103,000 and $1,596,000, respectively, for reclamation activities of which approximately $216,000 is expected to be expended during the last six months of 1996.

Copper Flat
- -----------

     Pursuant to an agreement dated June 14, 1994, the Company reduced the net smelter return royalty on Copper Flat from 5% to 2-1/2% in exchange for 375,000 restricted common shares of Alta Gold stock. Under the terms of this agreement, the Company is obligated to pay the owner the difference between $4.00 per share and the average trading price, if less than $4.00 per share, of the Company's common stock as of the second anniversary date of the common stock issuance as multiplied by a maximum of 250,000 shares (the
"true-up provision"). The true-up provision has been determined to be $110,000 and, as of June 30, 1996, the Company has recorded a liability and reduced Stockholders' Equity - Additional Capital, accordingly.

Income Taxes
- ------------

     No provision for income taxes was required in either 1996 or 1995 because of the utilization of net operating loss carryforwards. As of June 30, 1996, the Company estimates that it has approximately $18,247,000 in remaining net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period 2005 to 2009.

Net Income per Share
- --------------------

     Net income per share is computed based on the weighted-average number of shares and common stock equivalents, if dilutive, actually outstanding during the period.

     On a primary basis, net income per share is based on common stock equivalents adjusted to reflect additional shares that would be outstanding using the treasury stock method assuming exercise of dilutive stock warrants and stock options having exercise prices less than the average market price.

     On a fully diluted basis, net income per share is based on common stock equivalents adjusted to reflect additional shares that would be outstanding using the treasury stock method assuming exercise of dilutive stock warrants and stock options having exercise prices less than the period end market price (when greater than the average market price).

Note 2.  Inventories
- --------------------


     Inventories consist of the following:

                                   June 30,       December 31,
                                     1996            1995
                                   --------       ------------
     Precious metals:
          Refined products         $  230,000     $  238,000
          In process                3,188,000      3,765,000
     Consumable supplies              159,000        248,000
                                   ----------     ----------
                                   $3,577,000     $4,251,000
                                   ==========     ==========

     Inventories of in-process metals and
consumable supplies are valued at the lower of cost (using the first-in, first-out method) or market. Inventories of refined products are valued at market.

Note 3  -  Long-Term Debt
- -------------------------

     Long-term debt is summarized as follows:

                                   June 30,       December 31,
                                    1996                1995
                                   --------       -----------

Amount due under a line of credit;
interest at LIBOR + 2%;due in
installments beginning
December 1996; secured by
property and equipment             $ 500,000      $    -

Notes payable; interest at
16.1%; due in monthly
installments through June 1998;
secured by equipment                 566,000        673,000

Note payable; interest at
11.8%; due in monthly
installments through April 1999;
secured by equipment                 420,000           -

Note payable; interest at
8.5%; due in monthly
installments through June 1999;
secured by equipment                 254,000           -

Note payable; interest at
10%; due September 1996;
unsecured                             50,000         50,000

Note payable to a bank;
interest at 12%; due December 31,
1996; secured by property
and equipment                         500,000          -

Amount due under a bank
credit facility; interest at prime
plus 2%; due September 1996;
secured by equipment                      -       1,125,000

6% Subordinated convertible
debenture; due June 1996                  -       1,500,000

6% Subordinated convertible
debenture; due June 1998                  -       1,500,000

Zero coupon $4,000,000
subordinated debenture;
discounted at an imputed
rate of 9%; due June 2008          1,428,000      1,369,000
                                   ---------      ---------

                                   3,718,000      6,217,000

Less - current portion            (1,528,000)    (2,920,000)
                                   ---------      ---------

     Total long-term debt         $2,190,000     $3,297,000
                                   =========      =========

     On May 31, 1996, the Company obtained a line of credit with Gerald Metals, Inc. pursuant to which the Company is entitled to borrow up to $5,000,000 through December 30, 1996 at an interest rate based on the overnight London
Interbank Offered Rate ("LIBOR") plus 2%. Any balances outstanding as of December 30, 1996, are required to be paid down in installments of $100,000 each on December 31, 1996, January 31,
1997 and February 28, 1997 and continuing on the last business day of each month thereafter, nine installments each in an amount equal to one-ninth of the balance, if any, outstanding as of February
28, 1997. As of June 30, 1996, the Company has borrowed $500,000 under this $5,000,000 line of credit.

     Effective June 28, 1996, $1,600,000 of the
$3,000,000 due under the two $1,500,000
subordinated convertible debentures due June 1996 and June 1998 were converted into 400,000 shares of the Company's common stock and warrants to buy
400,000 shares of the Company's common stock. The warrants are exercisable at a price of $4.00 per share up through and including July 31, 2001. The remaining $1,400,000 was credited against certain
Mining Properties and Claims which were subject to a right of offset as provided for in the Purchase
Agreement in regard to which the subordinated convertible debentures were originally issued.

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included herein contains statements that are forward-looking, such as statements relating to plans for future production and development activities as well as other capital spending, financing sources and the effects of regulation. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to the market price of metals, production rates, production costs, the availability of financing, the ability to obtain and maintain all of the permits necessary to put and keep properties in production, development and construction activities and dependence on existing management.
The Company cautions readers not to place undue reliance on any such forward-looking statements, and such statements speak only as of the date made.

RESULTS OF OPERATIONS
- ---------------------

COMPARISON OF THREE-MONTH PERIODS ENDED JUNE 30,
1996 AND JUNE 30, 1995.

     In the second quarter of 1996, the Company had $5,186,000 in revenue from the sale of 13,000 ounces of gold at an average price of $399/oz, as compared to $3,597,000 in revenue in the second quarter of 1995 from the sale of 9,100 ounces of gold at an average price of $395/oz. In the second quarter of 1996, the Company produced
13,374 ounces of gold, 11,575 ounces from Kinsley at an average cash cost of $225/oz and 1,799 ounces from pad-rinsing at Easy Junior. In the second quarter of 1995, the Company produced
10,732 ounces of gold, 7,548 ounces from Kinsley at an average cash cost of $199/oz and 3,184 ounces from Easy Junior at an average cash cost of $273/oz. The increase in cash production costs at Kinsley from $199/oz to $225/oz between comparable periods is principally due to mobilization, de-mobilization and stripping costs incurred in the first half of 1996 associated with shifting production from the Main deposit, which has been depleted, to the Upper and the Access deposits.

     Gold production at Kinsley initially began in late January 1995. Mining at Easy Junior was completed in the third quarter of 1994; however, gold production is expected to continue through September 1996, as the remaining mined ore is processed and the leach pad is rinsed. The increase in revenue from $3,597,000 to $5,186,000 between comparable quarters is principally due to having Kinsley in full production for the entire second quarter of 1996, as partially offset by the winding down of production at Easy Junior. The increase in direct mining, production and holding costs from $2,047,000 to $3,021,000 between comparable periods is directly related to the increase in production.

     General and administrative expenses increased from $333,000 in the second quarter of 1995 to $377,000 in the second quarter of 1996. The increase was principally due to legal and accounting fees incurred in the second quarter of 1996 associated with various regulatory filings with the Securities and Exchange Commission.

     As the result of the Company's focus on
developing Olinghouse, Copper Flat and Griffon, exploration expense was de minimis in the second quarters of both 1996 and 1995.

     The increase in depreciation, depletion and amortization from $603,000 in the second quarter of 1995 to $772,000 in the second quarter of 1996 is principally due to the depreciation, depletion and amortization of various costs associated with Kinsley, which was in full production for the entire second quarter of 1996.

     Interest income and other decreased from $51,000 in the second quarter of 1995 to $30,000 in the second quarter of 1996 primarily as the result of lower average balances available for investment in 1996. Interest expense and other decreased from $190,000 in the second quarter of 1995 to $57,000 in the second quarter of 1996 principally due to financing fees incurred in the second quarter of 1995.

     No provision for income taxes was required in either the second quarters of 1996 or 1995 because of the utilization of net operating loss carryforwards. As of June 30, 1996, the Company estimates that it has approximately $18,247,000 in remaining net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period 2005 to 2009.

COMPARISON OF SIX-MONTH PERIODS ENDED JUNE 30,
1996 AND JUNE 30, 1995.

     In the first half of 1996, the Company had $10,371,000 in revenue from the sale of 25,900 ounces of gold at an average price of $400/oz, as compared to $6,292,000 in revenue in the first half of 1995 from the sale of 16,000 ounces of gold at an average price of $393/oz. In the first half of 1996, the Company produced 25,791 ounces of gold, 22,667 ounces from Kinsley at an average cash cost of $234/oz and 3,124 ounces from pad-rinsing at Easy Junior. In the first half of 1995, the Company produced 17,643 ounces of gold, 10,407 ounces from Kinsley at an average cash cost of $207/oz and 7,236 ounces from Easy Junior at an average cash cost of $274/oz. The increase in cash production costs at Kinsley from $207/oz to $234/oz between comparable periods is principally due to mobilization, de-mobilization and stripping costs incurred in the first half of 1996 associated with shifting production from the Main deposit, which has been depleted, to the Upper and Access deposits.

     Gold production at Kinsley initially began in late January 1995. Mining at Easy Junior was completed in the third quarter of 1994; however gold production is expected to continue through September 1996, as the remaining mined ore is processed and the leach pad is rinsed. The increase in revenue from $6,292,000 to $10,371,000 between comparable periods is principally due to having Kinsley in full production for the entire first half of 1996, as partially offset by the winding down of production at Easy Junior. The increase in direct mining, production and holding costs from $3,873,000 to $6,281,000 between comparable periods is directly related to the increase in production.

     General and administrative expenses increased from $698,000 in 1995 to $750,000 in 1996. The increase was principally due to legal and accounting fees incurred in 1996 associated with various regulatory filings with the Securities and Exchange Commission.

     As the result of the Company's focus on
developing Olinghouse, Copper Flat and Griffon, exploration expense was de minimis in both the first halves of 1996 and 1995.

     The increase in depreciation, depletion and amortization from $947,000 in 1995 to $1,546,000 in 1996 is principally due to the depreciation, depletion and amortization of various costs associated with Kinsley, which was in full production for the entire first half of 1996.

     In the first half of 1995, the Company sold its remaining royalty interest in the Robinson copper property for a net gain of $2,425,000; there were no similar transactions in the first half of 1996. Interest income and other decreased from $97,000 in the first half of 1995 to $58,000 in the first half of 1996 primarily as the result of lower average balances available for investment in the first half of 1996. Interest expense and other decreased from $273,000 in the first half of 1995 to $128,000 in the first half of 1996 principally due to financing fees incurred in the first half of 1995.

     No provision for income taxes was required in either the first halves of 1996 or 1995 because of the utilization of net operating loss carryforwards. As of June 30, 1996, the Company estimates that it has approximately $18,247,000 in remaining net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period 2005 to 2009.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     As of June 30, 1996, the Company had
$1,020,000 in working capital, a $926,000
improvement from the $94,000 in working capital as of March 31, 1996. This improvement was due to internal funds generated from gold production at Kinsley and the retirement of convertible debentures via the issuance of common stock. The
Company believes that production from Kinsley and a $5,000,000 line of credit which was obtained on May 31, 1996 will provide adequate liquidity for the Company's operational needs during the remainder of 1996. Outside financing, whether from debt or equity or through joint ventures or similar arrangements, will be required to begin site development and construction at Olinghouse and Copper Flat. See "Outlook" below.

INVESTING AND FINANCING ACTIVITIES
- ----------------------------------

     During the first half of 1996, the Company expended $1,322,000, principally for equipment at Kinsley, and $1,949,000 for the development of Olinghouse, Copper Flat and Griffon. During the same period, the Company obtained $1,707,000 in debt financing and retired $1,265,000 of debt.

     Effective June 28, 1996, $1,600,000 of the
$3,000,000 due under two $1,500,000 subordinated convertible debentures due June 1996 and June 1998 were converted into 400,000 shares of the Company's common stock and warrants to buy 400,000 shares of the Company's common stock. The remaining $1,400,000 was credited against certain
Mining Properties and Claims which were subject to a right of offset as provided for in the Purchase
Agreement in regard to which the subordinated convertible debentures were originally issued.

OUTLOOK
- -------

     During the remainder of 1996, the Company has budgeted cash expenditures of $1,100,000 for mine development, excluding site development and construction, of Olinghouse, Copper Flat and Griffon, $750,000 for debt repayments and $216,000 for reclamation. These expenditures are expected to be funded from revenues generated from gold production at Kinsley. An additional $10,000,000 in expenditures for site development and construction at Olinghouse and Copper Flat has been tentatively budgeted for the second half of 1996 - $5,000,000 for Olinghouse and $5,000,000 for Copper Flat.  At
Olinghouse, these expenditures would primarily be for development drilling. At Copper Flat, these expenditures would primarily be for site preparation, equipment purchases and plant construction. Outside financing, whether from debt or equity or through joint ventures or similar arrangements, will be required to begin site development and construction at Olinghouse and Copper Flat. The Company is currently in the process of permitting both Olinghouse and Copper
Flat and investigating potential sources of financing. Although the Company expects to be able to obtain all of the necessary permits and the necessary financing, there is no assurance that the Company will be able to find external sources of capital or that the necessary permits will be obtained.

     Budgeted cash expenditures are estimates, subject to certain assumptions regarding future events which cannot be predicted with total accuracy and which may be beyond the control of the Company. Nevertheless, the Company expects to meet its obligations.

     As of June 30, 1996, the Company had sold forward 3,000 ounces of gold for delivery during the remainder of 1996 at an average price of $397 per ounce.

     The Company's business is subject to various risk factors, some of which are discussed in the Company's report on Form 10-K for the year ended
December 31, 1995, "Items 1 and 2.  Business and
Properties - Risk Factors."

PART II OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS

(a)  The 1996 Annual Meeting of Stockholders
     ("Annual Meeting") of the Company was held on June 14, 1996.

(b) The Annual Meeting involved 1) the approval of an amendment to the Company's Articles of Incorporation increasing the Company's authorized shares of common stock from 40,000,000 to 60,000,000 and 2) the election of Directors of the Company.  At the Annual
     Meeting, the amendment to increase the number of shares was approved and two directors were elected - Messrs. John A. Keily and Toshiaki
     Tanaka. Six other directors, each of whom having terms of office extending through and beyond the Annual Meeting, continued as directors after the Annual Meeting - Messrs.
     Robert N. Pratt, Ralph N. Gilges, Thomas A.
     Henrie, Iwao Ino, Jack W. Kendrick and Thomas
     D. Mueller.


(c)  A tabulation of votes cast is as follows:


     Item                For            Against        Abstain
     ----                ---            -------        --------

     Increase shares     20,884,939     1,951,800      398,665
     John A. Keily       22,907,421        -           352,483
     Toshiaki Tanaka     22,880,537        -           379,367

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Settlement Agreement dated June 28, 1996, by and between Alta Gold Co. and Startronix
     International, Inc., the successor in
     interest to Gold Express Corporation.

     Warrant to purchase 400,000 shares of Alta
     Gold Co. common stock granted on June 28, 1996, to Startronix International, Inc.

(b)  Form 8-K dated May 31, 1996, reporting a
     $5,000,000 loan agreement with Gerald Metals, Inc.

                     SIGNATURE


Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         ALTA GOLD CO.
                         (Registrant)



August 9, 1996           BY:  /s/ John A. Bielun
- --------------           -----------------------

(Date)                   John A. Bielun
                         Chief Financial Officer
                         and Principal Accounting
                         Officer