Form 10-Q
period 1996-09-30
ALTA GOLD CO/NV/
filed 1996-11-12
CIK 90350

FORM 10-Q

      SECURITIES AND EXCHANGE COMMISSION

           Washington, D.C.  20549


(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

For the Quarterly Period Ended September 30, 1996

                        OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13
        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934

For the transition period from ----- to -----.

             Commission File Number 2-2274

                  ALTA GOLD CO.
                  -------------
(Exact Name of Registrant as specified in its charter)

        Nevada                      87-0259249
        ------                      ----------
(State or other jurisdiction        (I.R.S. Employer
of incorporation or organization     Identification Number)

601 WHITNEY RANCH DRIVE, SUITE 10
HENDERSON, NEVADA                              89014
---------------------------------              -----
(Address of Principal Executive Offices)    (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA
CODE:  (702) 433-8525

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X     No
                ---      ---

The number of shares outstanding of the
Registrant's Common Stock as of September 30, 1996 was 28,949,587.

                   ALTA GOLD CO.

                      INDEX


                                                       Page
                                                      Number

PART I      Financial Information

   Item 1   Financial Statements

            Condensed Balance Sheets as of
            September 30, 1996 and December 31, 1995 . .  3

            Condensed Statements of Operations
            for the Three Months Ended
            September 30, 1996 and 1995  . . . . . . . .  5

            Nine Months Ended September 30, 1996
            and 1995   . . . . . . . . . . . . . . . . .  6

            Condensed Statements of Cash Flows
            for the Nine Months Ended
            September 30, 1996 and 1995  . . . . . . . .  7

            Notes to Condensed Financial Statements  . .  9

   Item 2   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations  . . . . . . . . . . . . . . . 13


PART II     Other Information

   Item 6   Exhibits and Reports on Form 8-K . . . . . . 17

SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . 18

                           ALTA GOLD CO.
                           -------------

                      CONDENSED BALANCE SHEETS
                      ------------------------
                             (Unaudited)

                                ASSETS
                                ------


                                 September 30,     December 31,
                                      1996              1995
                                 -------------     ------------

CURRENT ASSETS:
   Cash and cash
      equivalents                $    429,000      $   369,000
   Receivables                        124,000          110,000
   Inventories                      4,181,000        4,251,000
   Prepaid expenses and other         189,000           91,000
                                  -----------      -----------

      Total current assets          4,923,000        4,821,000

PROPERTY, BUILDINGS AND
 EQUIPMENT, net
   Mining properties and claims    17,300,000       18,550,000
   Buildings and equipment         16,818,000       15,063,000
                                  -----------      -----------
                                   34,118,000       33,613,000

Less - accumulated depreciation    (9,612,000)      (8,049,000)
                                  -----------      -----------

     Total property and
        equipment, net             24,506,000       25,564,000

DEFERRED MINE DEVELOPMENT
 COSTS, net                        13,184,000        9,178,000

OTHER ASSETS                        1,082,000          836,000
                                  -----------      -----------

      Total Assets                $43,695,000      $40,399,000
                                  ===========      ===========

The accompanying notes to condensed financial statements are an integral part of these statements.

                            ALTA GOLD CO.
                            -------------

                 CONDENSED BALANCE SHEETS (continued)
                 ------------------------------------
                             (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

                                  September 30,    December 31,
                                      1996            1995
                                  -------------    ------------

CURRENT LIABILITIES:
  Accounts payable                 $   751,000     $ 1,064,000
  Accrued liabilities                  854,000       1,149,000
  Current portion of
     long-term debt                  4,001,000       2,920,000
                                   -----------     -----------
   Total current liabilities         5,606,000       5,133,000

LONG-TERM DEBT, net of current
  portion                            2,084,000       3,297,000

DEFERRED INCOME TAXES                  662,000         755,000

OTHER LONG-TERM LIABILITIES            761,000         826,000

   Total liabilities                 9,113,000      10,011,000
                                   -----------     -----------


STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value;
      authorized 60,000,000
      shares, issued 28,949,587
      and 28,452,780 shares,
      respectively                      29,000          28,000
   Additional capital               43,958,000      42,360,000
   Accumulated deficit              (9,405,000)    (12,000,000)
                                   -----------     -----------

   Total stockholders' equity       34,582,000      30,388,000
                                   -----------     -----------

   Total liabilities and
     stockholders' equity          $43,695,000     $40,399,000
                                   ===========     ===========

The accompanying notes to condensed financial statements are an integral part of these statements.

                            ALTA GOLD CO.
                            -------------

                  CONDENSED STATEMENTS OF OPERATIONS
                  ----------------------------------
                             (Unaudited)


                                Three Months Ended September 30,
                                --------------------------------
                                     1996                 1995
                                     -----                 -----

REVENUE                            $4,629,000         $6,607,000
                                   ----------         ----------

OPERATING COSTS AND EXPENSES:
  Direct mining, production
    and holding costs               2,529,000          3,730,000
  General and administrative          344,000            277,000
  Exploration                          39,000             11,000
  Depreciation, depletion and
    amortization                      780,000          1,010,000
                                   ----------         ----------
                                    3,692,000          5,028,000
                                   ----------         ----------

  Income from operations              937,000          1,579,000

OTHER INCOME (EXPENSE), net:
  Interest income and other             8,000             12,000
  Interest expense and other          (58,000)          (209,000)
                                   ----------         ----------

                                      (50,000)          (197,000)
                                   ----------         ----------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                        887,000          1,382,000


PROVISION FOR INCOME TAXES                 --                 --
                                  -----------         ----------

NET INCOME                        $   887,000         $1,382,000
                                  ===========         ==========

NET INCOME PER SHARE              $      0.03         $     0.05
                                  ===========         ==========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                      30,513,469         28,452,780
                                   ==========         ==========

The accompanying notes to condensed financial statements are an integral part of these statements.

                              ALTA GOLD CO.
                              -------------

                  CONDENSED STATEMENTS OF OPERATIONS
                  ----------------------------------
                             (Unaudited)


                                 Nine Months Ended September 30,
                                 -------------------------------
                                      1996              1995
                                      ----              ----

REVENUE                          $15,000,000         $12,899,000
                                 -----------          ----------

OPERATING COSTS AND EXPENSES:
  Direct mining, production
    and holding costs              8,810,000           7,603,000
  General and administrative       1,094,000             975,000
  Exploration                         55,000              28,000
  Depreciation, depletion
    and amortization               2,326,000           1,957,000
                                 -----------         -----------

                                  12,285,000          10,563,000
                                 -----------         -----------

  Income from operations           2,715,000           2,336,000
                                 -----------         -----------

OTHER INCOME (EXPENSE), net:
  Gain on sale of assets                  --           2,425,000
  Interest income and other           66,000             109,000
  Interest expense and other        (186,000)           (482,000)
                                 -----------         -----------

                                    (120,000)          2,052,000
                                 -----------         -----------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                 2,595,000           4,388,000

PROVISION FOR INCOME TAXES               --                   --
                                 ----------          -----------

NET INCOME                      $ 2,595,000          $ 4,388,000
                                ===========          ===========

NET INCOME PER SHARE            $      0.09          $      0.16
                                ===========          ===========

WEIGHTED AVERAGE SHARES
OUTSTANDING                      30,306,777           28,299,097
                                 ==========           ==========

The accompanying notes to condensed financial statements are an integral part of these statements.

                            ALTA GOLD CO.
                            ------------

                  CONDENSED STATEMENTS OF CASH FLOWS
                  ----------------------------------
                             (Unaudited)


                                 Nine Months Ended September 30,
                                 -------------------------------
                                     1996              1995
                                     ----              ----

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income                     $2,595,000         $4,388,000
  Adjustments to reconcile net
    income to net cash provided
    by (used in) operating
    activities:
       Depreciation, depletion
         and amortization         2,326,000          1,957,000
       Net gain on sale of
         assets                          --         (2,425,000)
       Stock compensation            80,000             47,000
      Decrease (increase) in:
        Short-term investments           --            262,000
        Receivables                 (14,000)           325,000
        Inventories                  70,000         (1,423,000)
        Prepaid expenses and
          other                    (344,000)          (127,000)
      Increase (decrease) in:
        Accounts payable           (313,000)        (1,033,000)
        Accrued and other
           liabilities             (542,000)          (377,000)
                                -----------         ----------

Net cash provided by
  operating activities            3,858,000          1,594,000
                                -----------         ----------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property,
  buildings and equipment        (2,271,000)        (2,108,000)
  Additions to deferred mine
    development costs            (4,223,000)        (2,018,000)
  Proceeds from sale of
    property, buildings and
    equipment                            --          2,425,000
                                -----------        -----------

Net cash used in
  investing activities           (6,494,000)        (1,701,000)
                                -----------        -----------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
   Proceeds from issuance
     of debt                      4,207,000          5,317,000
   Payment on debt               (1,430,000)        (5,526,000)
   Proceeds from stock option
    exercise                         29,000                 --
   Other                           (110,000)            15,000
                                -----------         ----------

Net cash provided by (used in)
  financing activities            2,696,000           (194,000)
                                -----------         ----------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS           60,000           (301,000)

CASH AND CASH EQUIVALENTS,
 beginning of period                369,000            471,000
                                -----------         ----------

CASH AND CASH EQUIVALENTS,
 end of period                 $    429,000         $  170,000
                               ============         ==========

The accompanying notes to condensed financial statements are an integral part of these statements.

                            ALTA GOLD CO.
                            -------------

              CONDENSED STATEMENTS OF CASH FLOWS (continued)
              ---------------------------------------------
                             (Unaudited)

                                 Nine Months Ended September 30,
                                 -------------------------------
                                     1996               1995
                                     ----               ----

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
  Cash paid during the period
    for interest, net of amount
    capitalized                   $184,000            $269,000
  Cash paid during the period
    for income taxes               $28,000             $65,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES

    During the nine months ended September 30, 1996, the Company retired $3,000,000 in convertible debentures - $1,600,000 through the issuance of 400,000 shares of common stock and

400,000 warrants and $1,400,000 through the exercise of offset provisions as provided for in the Purchase Agreement underlying the convertible debentures. Concurrently with the exercise of the offset provisions, the cost and book value of the assets acquired under the Purchase Agreement was also reduced by $1,400,000.

    During the nine months ended September 30, 1995, the Company retired $500,000 in outstanding debt through the issuance of common stock valued at $500,000.

     During the nine months ended September 30, 1996 and 1995, the Company capitalized interest of $91,000 and $83,000, respectively, on zero coupon debentures to deferred mine development costs.

     The accompanying notes to condensed financial statements are an integral part of these statements.

                      ALTA GOLD CO.
                      -------------

         NOTES TO CONDENSED FINANCIAL STATEMENTS
         ---------------------------------------
                        (Unaudited)


Note 1.  Interim Financial Statement Policies and
-------------------------------------------------
Disclosures
-----------

     The interim, unaudited, condensed financial statements of Alta Gold Co. (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally required in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     These interim, unaudited, condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Cash and Cash Equivalents
-------------------------

     For purposes of the balance sheets and
statements of cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents.

Reclamation Costs
-----------------

     Minimum standards for mine reclamation have been established by various governmental agencies which affect certain operations of the Company.
The Company's general policy is to accrue estimated reclamation costs during each property's productive life based on estimated reserves using the units of production method. As of September
30, 1996 and December 31, 1995, the Company had reserved approximately $1,050,000 and $1,596,000, respectively, for reclamation activities of which approximately $150,000 is expected to be expended during the last three months of 1996.

Income Taxes
------------

     No provision for income taxes was recognized in either 1996 or 1995 because of the utilization of net operating loss carryforwards. As of September 30, 1996, the Company estimates that it has approximately $17,360,000 in remaining net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period 2005 to 2009.


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

Note 2.  Inventories
--------------------


     Inventories consist of the following:

                           September 30,     December 31,
                               1996              1995
                           ------------     ------------

     Precious metals:
      Refined products     $  203,000       $  238,000
      In process            3,835,000        3,765,000
     Consumable supplies      143,000          248,000
                           ----------       ----------
                           $4,181,000       $4,251,000
                           ==========       ==========

    Inventories of in-process metals and
consumable supplies are valued at the lower of cost (using the first-in, first-out method) or market. Inventories of refined products are valued at market.

Note 3  -  Long-Term Debt
-------------------------


     Long-term debt is summarized as follows:

                                September 30,   December 31,
                                    1996             1995
                                -------------   ------------

Amount due under a line of
credit; interest at LIBOR +
2%; due in installments
beginning December 1996;
secured by property and
equipment                        $3,000,000      $         -

Notes payable; interest at
16.1%; due in monthly
installments through June
1998; secured by equipment          493,000         673,000

Note payable; interest at
11.8%; due in monthly
installments through
April 1999; secured by
equipment                           397,000               -

Note payable; interest at
8.5%; due in monthly
installments through June
1999; secured by equipment          235,000               -

Note payable; interest at
10%; due September 1996;
unsecured                                 -          50,000

Note payable to a bank;
interest at 12%; due December
31, 1996; secured by property
and equipment                       500,000               -

Amount due under a bank credit
facility; interest at prime
plus 2%; due September 1996;
secured by equipment                      -       1,125,000

6% Subordinated convertible
debenture; due June 1996                  -       1,500,000

6% Subordinated convertible
debenture; due June 1998                  -       1,500,000

Zero coupon $4,000,000
subordinated debenture;
discounted at an imputed
rate of 9%; due June 2008         1,460,000       1,369,000
                                 ----------      ----------

                                  6,085,000       6,217,000

Less - current portion           (4,001,000)     (2,920,000)
                                 ----------      ----------

   Total long-term debt          $2,084,000      $3,297,000
                                 ==========      ==========


     On May 31, 1996, the Company obtained a line of credit with Gerald Metals, Inc. pursuant to which the Company is entitled to borrow up to $5,000,000 through December 30, 1996 at an interest rate based on the overnight London
Interbank Offered Rate ("LIBOR") plus 2%. Any balances outstanding as of December 30, 1996, are required to be paid down in installments of $100,000 each on December 31, 1996, January
31, 1997 and February 28, 1997 and continuing on the last business day of each month thereafter, nine installments each in an amount equal to one-ninth of the balance, if any, outstanding as of February 28, 1997. As of September 30, 1996, the Company has borrowed $3,000,000 under this $5,000,000 line of credit.

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

Item 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
--------------------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

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

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THREE-MONTH PERIODS ENDED SEPTEMBER
30, 1996 AND SEPTEMBER 30, 1995.

     In the third quarter of 1996, the Company had $4,629,000 in revenue from the sale of 12,000 ounces of gold at an average price of $386/oz, as compared to $6,607,000 in revenue in the third quarter of 1995 from the sale of 16,780 ounces of gold at an average price of $394/oz. In the third quarter of 1996, the Company produced 11,902 ounces of gold, 10,697 ounces from Kinsley at an average cash cost of $199/oz and 1,205 ounces from pad-rinsing at Easy Junior. In the third quarter of 1995, the Company produced 15,201 ounces of gold, 12,411 ounces from Kinsley at an average cash cost of $168/oz and 2,790 ounces from Easy
Junior at an average cash cost of $285/oz. The increase in cash production costs at Kinsley from $168/oz to $199/oz between comparable periods is principally due to a decrease in the grade of ore mined and longer hauls. In the third quarter of 1996, the Company mined 598,000 tons of ore at Kinsley with an average grade of .0298 oz/ton gold, principally from the Ridge deposit. In the third quarter of 1995, the Company mined
390,000 tons of ore at Kinsley with an average grade of .0588 oz/ton of gold, principally from the Main deposit, which was depleted during the fourth quarter of 1995.

     Gold production at Kinsley began in late
January 1995. Mining at Easy Junior was completed in the third quarter of 1994; however, gold production is expected to continue through December 1996, as the leach pad is rinsed. The decrease in revenue from $6,607,000 to $4,629,000 between comparable periods is due to the decrease in the grade of ore mined at Kinsley and the winding down of gold production at Easy Junior.
The decrease in direct mining, production and holding costs from $3,730,000 to $2,529,000 between comparable periods is directly related to the decrease in production.

     General and administrative expenses increased from $277,000 in the third quarter of 1995 to $344,000 in the third quarter of 1996. The increase is principally due to costs incurred in the third quarter of 1996 associated with the Company's efforts to raise additional equity and debt capital.

     As the result of the Company's focus on
developing Olinghouse, Copper Flat and Griffon, exploration expense was de minimis in the third quarters of both 1996 and 1995.

     The decrease in depreciation, depletion and amortization from $1,010,000 in the third quarter of 1995 to $780,000 in the third quarter of 1996 is principally due to lower gold production in the third quarter of 1996 and its affect on depletion, which is calculated on a unit-of-production basis.

     Interest income and other decreased from $12,000 in the third quarter of 1995 to $8,000 in the third quarter of 1996 primarily as the result of lower average balances available for investment in 1996. Interest expense and other decreased from $209,000 in the third quarter of 1995 to $58,000 in the third quarter of 1996 principally due to financing fees incurred in the third quarter of 1995.

     No provision for income taxes was recognized in either the third quarter of 1996 or the third quarter of 1995 because of the utilization of net operating loss carryforwards. As of September 30, 1996, the Company estimates that it has approximately $17,360,000 in remaining net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period 2005 to 2009.


COMPARISON OF NINE-MONTH PERIODS ENDED
SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995.

     During the first nine months of 1996, the Company had $15,000,000 in revenue from the sale of 37,900 ounces of gold at an average price of $396/oz, as compared to $12,899,000 in revenue during the first nine months of 1996 from the sale of 32,780 ounces of gold at an average price of $393/oz. During the first nine months of 1996, the Company produced 37,693 ounces of gold, 33,364 ounces from Kinsley at an average cash cost of $223/oz and 4,329 ounces from pad-rinsing at Easy Junior. During the first nine months of 1995, the Company produced 32,844 ounces of gold, 22,818 ounces from Kinsley at an average cash cost of $186/oz and 10,026 ounces from Easy Junior at an average cash cost of $277/oz. The increase in cash production costs at Kinsley from $186/oz to $223/oz between comparable periods is due to 1) mobilization, de-mobilization and stripping costs incurred in the first half of 1996 associated with shifting production from the Main deposit to the Upper and Access deposits and 2) a decrease in the grade of ore mined and longer hauls. During the first nine months of 1996, the Company mined
1,242,000 tons of ore at Kinsley with an average grade of .0344 oz/ton gold, principally from the Upper, Access and Ridge deposits. During the first nine months of 1995, the Company mined 994,000 tons of ore at Kinsley with an average grade of .0506 oz/ton of gold, principally from the Main deposit, which was depleted during the fourth quarter of 1995.

     Gold production at Kinsley began in late
January 1995. Mining at Easy Junior was completed in the third quarter of 1994; however, gold production is expected to continue through December 1996, as the leach pad is rinsed. The increase in revenue from $12,899,000 to $15,000,000 between comparable periods is due to Kinsley being in full production during the first nine months of 1996, as partially offset by the decrease in the grade of ore mined at Kinsley and the winding down of gold production at Easy
Junior. The increase in direct mining, production and holding costs from $7,603,000 to $8,810,000 between comparable periods is directly related to the increase in production and to the lower average grade of ore mined at Kinsley.

     General and administrative expenses increased from $975,000 during the first nine months of 1995 to $1,094,000 during the first nine months of 1996. The increase is principally due to 1) legal and accounting fees incurred in 1996 associated with various regulatory filings with the Securities and Exchange Commission and 2) costs incurred in 1996 associated with the Company's efforts to raise additional equity and debt capital.

     As the result of the Company's focus on
developing Olinghouse, Copper Flat and Griffon, exploration expense was de minimis during the first nine months of both 1996 and 1995.

     The increase in depreciation, depletion and amortization from $1,957,000 during the first nine months of 1995 to $2,326,000 during the first nine months of 1996 is principally due to the depreciation, depletion and amortization of various costs associated with Kinsley, which was in full production during the first nine months of 1996.

     During the first nine months of 1995, the Company sold its remaining royalty interest in the Robinson copper property for a net gain of $2,425,000; there were no similar transactions during the first nine months of 1996. Interest income and other decreased from $109,000 during the first nine months of 1995 to $66,000 during the first nine months of 1996 primarily as the result of lower average balances available for investment in 1996. Interest expense and other decreased from $482,000 during the first nine months of 1995 to $186,000 during the first nine months of 1996 principally due to financing fees incurred in 1995.

     No provision for income taxes was recognized in the first nine months of either 1996 or 1995 because of the utilization of net operating loss carryforwards. As of September 30, 1996, the
Company estimates that it has approximately
$17,360,000 in remaining net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period 2005 to 2009.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of September 30, 1996, the Company had negative working capital of $683,000, as compared to positive working capital of $1,020,000 as of June 30, 1996. This $1,703,000 decrease in working capital is due to funds expended on the development of Olinghouse, Copper Flat and Griffon, as partially offset by 1) internal funds generated from gold production at Kinsley and 2) the retirement of convertible debentures via the issuance of common stock. The Company believes that production from Kinsley and the remaining
$2,000,000 balance available under the $5,000,000 line of credit obtained in May 1996 will provide adequate liquidity for the Company's operational needs during the remainder of 1996. Outside financing, whether from debt or equity or through joint ventures or similar arrangements, will be required to begin site development and construction at Olinghouse and Copper flat. See
"Outlook" below.


INVESTING AND FINANCING ACTIVITIES
----------------------------------

     During the first nine months of 1996, the Company expended 1)$2,271,000 for plant and equipment, including $1,060,000 for a mill for Copper Flat, $1,029,000 for additional facilities and equipment at Kinsley, and $182,000 for additional mining properties and claims at Olinghouse and 2) $4,223,000 for the development of Olinghouse, Copper Flat and Griffon. During the same period, the Company borrowed $4,207,000 and retired $1,430,000 in debt.

     In June 1996, $1,600,000 of the $3,000,000
due under two $1,500,000 subordinated convertible debentures due June 1996 and June 1998 were converted into 400,000 shares of the Company's common stock and warrants to buy 400,000 shares of the Company's common stock. The remaining
$1,400,000 was credited against certain Mining
Properties and Claims which were subject to a right of offset as provided for in the Purchase
Agreement in regard to which the subordinated convertible debentures were originally issued.

OUTLOOK
-------

     During the remainder of 1996, the Company has budgeted cash expenditures of $2,100,000 for drilling programs at and the permitting of Olinghouse, Copper Flat and Griffon, $720,000 for debt repayments and $150,000 for reclamation.
These expenditures are expected to be funded from revenues generated from gold production at Kinsley and the remaining $2,000,000 balance available under the $5,000,000 line of credit obtained in May 1996. Because of delays in permitting, no additional expenditures for site development, construction or equipment are presently anticipated for the remainder of 1996 for Olinghouse, Copper Flat or Griffon. The
Company is in the process of permitting
these mines and presently anticipates
the approval of all of the necessary permits for Olinghouse, Copper Flat and Griffon by the second quarter of 1997.

     In addition to permitting, outside financing, whether from debt or equity or through joint ventures or similar arrangements, will be required to begin site development and construction at Olinghouse and Copper Flat. The Company is currently in the process of investigating potential sources of funding.

     Although the Company expects to be able to obtain all of the necessary permits and the necessary financing, there is no assurance that the Company will be able to find external sources of capital or that all of the necessary permits will be obtained.

     Budgeted cash expenditures are estimates, subject to certain assumptions regarding future events which cannot be predicted with total accuracy and which may be beyond the control of the Company. Nevertheless, the Company expects to meet its obligations.

     As of September 30, 1996, the Company did not have any forward gold contracts outstanding.

     The Company's business is subject to various risk factors, some of which are discussed in the Company's report on Form 10-K for the year ended
December 31, 1995, "Items 1 and 2.  Business and
Properties - Risk Factors."

PART II OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

       None

(b) No reports were filed on Form 8-K during the three-month period ended September 30, 1996.

                       SIGNATURE
                       ---------

Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        ALTA GOLD CO.
                        -------------
                        (Registrant)


November 8, 1996        BY:  /s/ John A. Bielun
----------------        ------------------------
(Date)                  John A. Bielun
                        Chief Financial Officer
                        and Principal Accounting
                        Officer