Form 10-K
period 1996-12-31
ALTA GOLD CO/NV/
filed 1997-03-31
CIK 90350

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549
                            FORM 10-K
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR  15(d)  OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
     DECEMBER 31, 1996, OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to __________.


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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 1997, based on the closing bid price as reported on the Nasdaq National Market of $3 7/8, was approximately $102,298,547.

     The  number of shares outstanding of the Registrant's Common
Stock as of March 21, 1997 was 29,037,762.

              DOCUMENTS INCORPORATED BY REFERENCE:

     The information required by Part III of this Report is incorporated by reference from Alta Gold Co.'s Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Report.

                        TABLE OF CONTENTS


PART I                                                           1
  ITEMS 1.
    AND 2. BUSINESS AND PROPERTIES                               1
  ITEM  3. LEGAL PROCEEDINGS                                    22
  ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  22

PART II                                                         23
  ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                  23
  ITEM  6. SELECTED FINANCIAL DATA                              23
  ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                  24
  ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA          28
  ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                  50

PART III                                                        50
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   50
  ITEM 11. EXECUTIVE COMPENSATION                               50
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT                                       50
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       50

PART IV.                                                        50
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K                                  50

SIGNATURES                                                      54

                             PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

     SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 PROVIDE A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. CERTAIN INFORMATION INCLUDED HEREIN CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING, SUCH AS STATEMENTS REGARDING MANAGEMENT'S EXPECTATIONS ABOUT THE COMPANY'S RESERVES, TIMING OF RECEIPT OF GOVERNMENT PERMITS, PLANNED DATES FOR
COMMENCEMENT OF MINING OPERATIONS AND GOLD PRODUCTION AT THE COMPANY'S MINING PROPERTIES, ANTICIPATED DRILLING AND RECLAMATION EXPENDITURES AS WELL AS OTHER CAPITAL SPENDING, FINANCING SOURCES AND THE EFFECTS OF REGULATION. SUCH FORWARD-LOOKING INFORMATION INVOLVES IMPORTANT RISKS AND UNCERTAINTIES THAT COULD
SIGNIFICANTLY AFFECT ANTICIPATED RESULTS IN THE FUTURE AND, ACCORDINGLY, SUCH RESULTS MAY DIFFER FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE HEREIN. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE RELATING TO THE MARKET PRICE OF METALS, PRODUCTION RATES, PRODUCTION COSTS, THE AVAILABILITY OF FINANCING, THE ABILITY TO OBTAIN AND MAINTAIN ALL OF THE PERMITS NECESSARY TO PUT AND KEEP PROPERTIES IN PRODUCTION, DEVELOPMENT AND CONSTRUCTION ACTIVITIES AND DEPENDENCE ON EXISTING MANAGEMENT. SEE "- RISK FACTORS."

GENERAL

     Alta Gold Co. (the "Company") is engaged in the exploration, development, mining and production of gold on properties located in Nevada. The Company also has three base metals properties in the western United States which are in various stages of development. The Company operates solely in the metals mining industry segment. The Company was incorporated in Nevada on May 7, 1962, under the name of Silver King Mines, Inc. On November 24, 1989, the Company merged with Pacific Silver Corporation, and the Company's name was changed to Alta Gold Co. The Company's principal executive offices are located at 601 Whitney Ranch Drive, Suite 10, Henderson, Nevada 89014, and its telephone number is (702) 433-8525.

HISTORY

     In 1991, the Company ceased mining activities because of higher than expected mining costs, and lower than anticipated ore grades and recoveries, as well as declining gold prices. Following a change in management and the implementation of a new mining plan, the Company resumed mining in 1993 at the Easy
Junior mine ("Easy Junior") located near Ely, Nevada. In 1994, the Company acquired three gold properties, the Kinsley mine ("Kinsley") located in Elko County, Nevada, the Olinghouse property ("Olinghouse") located in Washoe County, Nevada, and the Griffon property ("Griffon") located in White Pine County,
Nevada, and one copper property, the Copper Flat property ("Copper Flat") located in Sierra County, New Mexico. Kinsley was permitted, developed and put into operation in October 1994, and the Company completed mining all reserves at Easy Junior in August 1994.

     In 1995, the Company (i) produced 53,063 ounces of gold at Easy Junior and Kinsley; (ii) continued mining activities at Kinsley; (iii) continued permitting and development drilling at Olinghouse and Griffon, (iv) continued permitting at Copper Flat; and (v) sold its remaining royalty interest in a copper property. In 1996, the Company (i) produced 49,486 ounces of gold at Easy Junior and Kinsley; (ii) completed gold processing at Easy Junior; (iii) continued mining activities Kinsley; (iv) continued permitting, development drilling and mine planning at Olinghouse, as well as preparing a feasibility study; (v) continued permitting and mine planning at Griffon; (vi) continued permitting at Copper Flat; (vii) acquired control of the Excalibur property ("Excalibur") located in Mineral County, Nevada; and (viii) entered into an agreement giving the Company an option to acquire a 50% interest in, and right to manage, the Osceola property ("Osceola") located in White Pine County, Nevada.

       [Map of mining properties in Nevada and New Mexico]

OPERATING PROPERTY

  KINSLEY

     BACKGROUND AND HISTORY. Kinsley is located approximately 80 miles northeast of Ely, Nevada, and is accessed by paved and unpaved public roads. The property was acquired from Cominco American Resources Incorporated and USMX, Inc. in April 1994.

     PROPERTY INTERESTS. At Kinsley, the Company controls 204 unpatented and five patented mining claims covering approximately 4,300 acres. See "- Risk Factors - Uncertainty of Title." The patented mining claims covering approximately 100 acres are held pursuant to a mineral lease with a third party, which lease expires no sooner than 2001; provided, however, that the lease may be terminated at any time upon notice by the Company.

     GEOLOGY. The deposits at Kinsley occur as a cluster of carlin-type disseminated gold ore bodies in Cambrian age sedimentary rocks within and adjacent to a large northwest trending structure. Proven and probable reserves occur as replacement lenses and structurally prepared zones in multiple ore bodies, including the Main, Upper and West Ridge deposits. Mineralization is fine grained and readily amenable to heap leaching.

     RESERVES. Based upon the Company's reserve report prepared by Pincock Allen & Holt ("PAH") dated March 14, 1997 (the "PAH Report"), Kinsley had proven and probable reserves at December 31, 1996 of 1,914,000 tons at an average grade of 0.033 ounces per ton gold, containing 63,200 ounces of gold, with an estimated stripping ratio of 1.8:1. See "- Reserves" and "- Risk Factors - Reserves Estimates."

     HISTORIC DRILLING. Prior to the Company's acquisition of Kinsley, Cominco American Resources Incorporated and USMX, Inc. and their predecessors in interest drilled 497 reverse circulation drill holes (approximately 119,150 feet). During the Company's due diligence program prior to acquiring Kinsley and subsequently thereafter, the Company drilled (i) 18 reverse circulation drill holes (approximately 2,915 feet) and seven core holes (approximately 944 feet) in 1993; (ii) 29 reverse circulation drill holes (approximately 4,720 feet) in 1994; (iii) 51 reverse circulation drill holes (approximately 8,540 feet) in 1995; and (iv) 387 reverse circulation drill holes (approximately 73,655 feet) in 1996.

     FUTURE   DRILLING.   Subject  to  the  receipt  of  adequate
financing, the Company plans to drill approximately 200 additional reverse circulation drill holes (approximately 50,000 feet) in 1997 at an estimated cost of approximately $0.7 million. No assurance can be given that the Company will be able to obtain the financing necessary to fund these costs. See "- Risk Factors
- Uncertainty of Funding" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     PERMITTING. In accordance with government regulations, all permits necessary to develop and operate Kinsley were received in 1994, prior to the commencement of site development and mining.

     WATER RIGHTS. The State of Nevada granted to the Company an appropriation to divert and use water in an amount which management believes is sufficient for its operations at Kinsley.

     DEVELOPMENT, MINING AND PROCESSING. Site development at Kinsley commenced in July 1994 and mining began in October 1994. Production of refined gold began in January 1995. Mining of Kinsley is being conducted in numerous open pits utilizing conventional open pit methods. Operations are conducted over ten- to twelve-hour shifts on a seven-day per week 24-hour per day schedule. Ore is processed at Kinsley through conventional heap leaching. The current equipment fleet at Kinsley consists of front-end loaders coupled with 50-ton haul trucks working on 15 foot benches and is supported with a full set of ancillary equipment. The equipment is in adequate working condition.

     In  1995 and 1996, the Company mined 1,267,660 and 1,853,196 tons  of  ore, respectively, with an average grade of 0.0517  and
0.0322 ounces per ton gold, respectively, and produced 40,667 and 44,552 ounces of gold, respectively. Based upon the PAH Report, mining activities at Kinsley are expected to continue at least through the end of 1997, and gold production from heap leaching and pad rinsing is expected to continue in declining amounts from 1998 through at least mid-1999.

     RECLAMATION. The Company is conducting reclamation on a continuous basis; however, most of the reclamation, including re-contouring, revegetation, building removal and pad rinsing, will not commence until mining and processing are completed. Based on the present area of disturbance and the reclamation plan for Kinsley, the Company presently estimates that the cost of such reclamation will be approximately $0.3 million, of which $0.2 million has been accrued as of December 31, 1996.

DEVELOPMENT PROPERTIES

  OLINGHOUSE

     BACKGROUND AND HISTORY.  Olinghouse is located approximately
35 miles east of Reno, Nevada, and is accessed by paved and unpaved public roads. The Company acquired the property in July
1994 from Phelps Dodge Mining Company.

     PROPERTY INTERESTS. At Olinghouse, the Company controls 238 unpatented and 11 patented mining claims covering approximately 4,300 acres. See "- Risk Factors - Uncertainty of Title." Over half of the currently identified ore body lies within one of the patented mining claims. Thirty-eight of the unpatented mining claims and all of the patented mining claims are held under eight mineral leases with various third parties. Four of the mineral leases contain purchase options, one of which has been exercised. The earliest expiration date of the mineral leases with respect to which annual minimum payments do not result in automatic exercise of a purchase option is 2032; provided, however, that each of the leases, except for the lease as to which the purchase option has been exercised, may be terminated at any time upon notice by the Company. Six of the mineral leases carry net smelter return royalties. All of the mineral leases require annual minimum payments.

     GEOLOGY. Gold occurs in a series of at least ten sub-parallel mineralized structures cutting andesitic volcanic rocks. The structures trend northeasterly and dip northwesterly at 35-90 degrees. Mineralization typically occurs over widths of 20-150 feet, and over strike lengths of greater than 1,000 feet.

     RESERVES. Based upon the PAH Report, Olinghouse had proven and probable reserves as of December 31, 1996 of 22,751,000 tons of ore at an average grade of 0.029 ounces per ton gold, containing 662,200 ounces of gold, with an estimated stripping ratio of 3.2:1. See "- Reserves" and "- Risk Factors - Reserves Estimates."

     The Company has completed an extensive soil sampling program within the property position defining a number of moderate to high-magnitude anomalies which mimic the known reserves and its extensions and follow a series of parallel structures. Drilling in some of these parallel structures has intersected ore grade gold mineralization but the size of these mineral deposits has not been delineated. Many of the soil anomalies have not yet been tested.

     Ore reserves composites were capped by PAH in the PAH Report at 0.4 ounces per ton gold to minimize the influence of high grade intervals. In addition, exceptionally high grade intervals intersected in the core drilling program were excluded entirely from the reserves calculation in order to eliminate the possibility of imparting a positive bias on the data.

     HISTORIC DRILLING. Prior to the Company's acquisition of Olinghouse, Phelps Dodge Mining Company drilled 57 reverse circulation drill holes (approximately 34,695 feet) and seven core holes (approximately 6,507 feet). During the Company's due diligence program prior to acquiring Olinghouse and subsequently thereafter, the Company drilled (i) 30 reverse circulation drill holes (approximately 10,265 feet) in 1994; (ii) 124 reverse circulation drill holes (approximately 52,327 feet) in 1995; and
(iii) 396 reverse circulation drill holes (approximately 187,420 feet) and six core holes (approximately 1,181 feet) in 1996.

     FUTURE   DRILLING.   Subject  to  the  receipt  of  adequate
financing, the Company plans to drill approximately 300 additional shallow reverse circulation drill holes (approximately 125,000 feet) and two deeper reverse circulation drill holes (approximately 6,000 feet) in 1997 at an estimated cost of approximately $3.0 million. The Company's 1996 drilling program focused on defining the limits of the Payback Pit so that a mine plan could be developed and production could begin in 1997. The Company's 1997 drilling program will be focused on identifying possible new ore bodies at Olinghouse. No assurance can be given that the Company will be able to obtain the financing necessary to fund these costs. See "- Risk Factors - Uncertainty of
Funding" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     PERMITTING. The Company submitted its Plan of Operation in March 1996, and a draft Environmental Impact Statement ("EIS") is expected to be issued early in the second quarter of 1997. A Record of Decision is expected to be received in the second or third quarter of 1997. The Storm Water Discharge permit was received in December 1996 and the Water Pollution Control and Air Quality permits are expected to be received in the second quarter of 1997. In addition, because jurisdictional waters of the United States exist on a small portion of Olinghouse, the Company must obtain a Section 404 permit from the Army Corps of Engineers, which permit is expected to be received in the second quarter of 1997. The Company anticipates spending approximately $1.4 million for permitting and property holding costs at Olinghouse in 1997. No assurance can be given that the Company will receive the necessary government permits in a timely manner, or without conditions which would materially and adversely impact the project. See "- Risk Factors - Government Permits and Project Delays."

     WATER RIGHTS. The State of Nevada granted to the Company an appropriation to divert and use water in an amount which management believes is sufficient for its initial operations at Olinghouse. In addition, the Company has applied for a water appropriation from the State of Nevada in an amount which management believes will be sufficient for all anticipated future operations at Olinghouse. The comment period on this application has expired, and the Company anticipates that the State of Nevada will grant the appropriation.

     DEVELOPMENT PLAN. Subject to the receipt of adequate financing and the necessary government permits, the Company plans to begin site development and mining at Olinghouse in the second or third quarter of 1997. Mining is scheduled to begin initially in the Green Hill orebody and thereafter in the Payback Pit utilizing conventional open pit methods. Operations are expected to be conducted over ten-to-twelve-hour shifts on a seven-day per week 24-hour per day schedule. Higher grade ore will be initially processed through a gravity separation mill and subsequently agglomerated and processed through conventional heap leaching. Lower grade ore will be processed solely through conventional heap leaching. The mine plan contemplates using a fleet of front-end loaders coupled with 85-ton haul trucks working on 20-foot benches. The Company is presently in the process of obtaining price quotations for the required equipment. The Company has also retained PAH to conduct a feasibility study for Olinghouse, which study is expected to be completed early in the second quarter of 1997.

     Subject to the receipt of adequate financing and the necessary government permits, the Company anticipates spending approximately $17.5 million at Olinghouse in 1997 for site development and equipment and an additional $2.1 million for project working capital. No assurance can be given that the Company will be able to obtain the financing necessary to fund these costs or receive the necessary government permits in a timely manner, or without conditions which would materially and adversely impact the project. See "- Risk Factors - Uncertainty of Funding" and "- Risk Factors - Government Permits and Project Delays" and "Item 7. Management's Discussion of Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     RECLAMATION. Until the Company begins site development and mining, the Company's only reclamation obligation involves the recontouring of drill roads and drill sites, the cost of which is minimal.

  GRIFFON

     BACKGROUND AND HISTORY. Griffon is located approximately 46 miles southwest of Ely, Nevada, and is accessed principally by paved and unpaved public roads. The Company acquired the property in October 1994 from Griffon Resources, Inc. ("GRI").

     PROPERTY INTERESTS. At Griffon, the Company controls 113 unpatented mining claims covering approximately 2,400 acres. See "- Risk Factors - Uncertainty of Title." Pursuant to the terms of the acquisition agreement under which Griffon was acquired, the Company is required to make certain royalty payments to GRI. In addition, 50 unpatented mining claims (representing all proven and probable reserves at Griffon) on approximately 1,000 acres must be reconveyed to GRI in the event that Griffon is not in production by October 1, 1997 for reasons other than "force majeure," which term as defined includes any government-imposed delays. As of December 31, 1996, the Company had invested $0.9 in Griffon. As of the date hereof, the Company believes it has completed all studies and investigations necessary to obtain, and has made application for, all material permits necessary to place Griffon into production by October 1, 1997. Although the Company currently anticipates receiving the necessary permits by the second quarter of 1997, no assurance can be given that the Company will receive such permits in a timely manner, or without conditions which would materially and adversely impact the project. See "- Risk Factors - Government Permits and Project Delays."

     GEOLOGY. The Griffon deposits consist of two carlin-type disseminated gold ore bodies, the Discovery Ridge deposit and the Hammer Ridge deposit, hosted in the upper part of the
Mississippian Joana Limestone. The Discovery Ridge deposit, approximately 100 feet thick, 400 feet wide, and 700 feet long, has excellent internal continuity and is exposed at the surface. The Hammer Ridge deposit, located approximately 1,000 feet southeast of Discovery Ridge, is smaller, but has similar geologic characteristics and is also exposed at the surface. There is the potential to expand the reserves to the northwest and southeast.

     RESERVES. Based upon the PAH Report, Griffon had proven and probable reserves at December 31, 1996 of 2,737,000 tons of ore at an average grade of 0.025 ounces gold per ton, containing 68,400 ounces of gold, with an estimated stripping ratio of
0.56:1.    See  "-  Reserves"  and  "Risk  Factors   -   Reserves
Estimates."

     HISTORIC DRILLING. Prior to the Company's acquisition of Griffon, GRI and its predecessors in interest drilled 74 reverse circulation drill holes (approximately 28,334 feet) and one core hole (approximately 523 feet). During the Company's due diligence program prior to acquiring Griffon and subsequently thereafter, the Company drilled (i) 40 reverse circulation drill holes (approximately 7,430 feet) in 1994; (ii) 49 reverse circulation drill holes (approximately 8,065 feet) in 1995; and
(iii)  ten  reverse circulation drill holes (approximately  3,130 feet) in 1996.

     FUTURE DRILLING. Subject to the receipt of adequate financing, the Company plans to drill approximately 100 reverse circulation drill holes (approximately 22,000 feet) in 1997 at an estimated cost of approximately $0.4 million. No assurance can be given that the Company will be able to obtain the financing necessary to fund these costs. See "- Risk Factors - Uncertainty of Funding" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     PERMITTING. The draft EIS was published in December 1996, and a Record of Decision is expected to be received in the second or third quarter of 1997. The Water Pollution Control, Air
Quality, Storm Water Discharge and Section 404 permits are expected to be received either early in the second quarter of 1997 or concurrently with the Record of Decision. See "- Risk Factors - Government Permits and Project Delays." The Company anticipates spending approximately $0.1 million for permitting and property holding costs in 1997. No assurance can be given that the Company will receive the necessary government permits in a timely manner, or without conditions which would materially and adversely impact the project. See "- Risk Factors - Government Permits and Project Delays."

     WATER RIGHTS. The Company has applied for a water appropriation from the State of Nevada in an amount which management believes will be sufficient for its operations at Griffon. The comment period on this application has expired, and the Company anticipates that the State of Nevada will grant the appropriation.

     DEVELOPMENT PLAN. Subject to the receipt of adequate financing and the necessary government permits, the Company plans to begin development and mining at Griffon in the second or third quarter of 1997. Griffon is anticipated to have a mine life of approximately two years. Mining will be conducted utilizing conventional open pit methods on both the Discovery Ridge and Hammer Ridge deposits. Operations are expected to be conducted over ten-to-twelve-hour shifts on a five-day per week 20-hour per day schedule and on single shifts on the weekends. Ore will be processed through conventional heap leaching. The mine plan contemplates using a fleet of front-end loaders coupled with
50-ton haul trucks working on 15-foot benches. Most of the equipment that will be used will come from Easy Junior or out of inventory and is in adequate condition.

     Subject  to  the  receipt  of  adequate  financing  and  the necessary government permits, the Company anticipates spending approximately $4.6 million for site development and equipment and an additional $1.3 million for project working capital at Griffon in 1997. No assurance can be given that the Company will be able to obtain the financing necessary to fund all of these costs or receive the necessary government permits in a timely manner, or without conditions which would materially and adversely impact the project. See "- Risk Factors - Uncertainty of Funding" and "- Government Permits and Project Delays" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     RECLAMATION. Until the Company begins site development and mining, the Company's only reclamation obligation involves the recontouring of drill roads and drill sites, the cost of which is minimal.

  EXCALIBUR

     BACKGROUND AND HISTORY. Excalibur is located approximately 20 miles southwest of the town of Mina, in Mineral County, Nevada and approximately 120 miles southeast of Reno, Nevada, and is accessed by paved and unpaved public roads. In October 1996, the Company initially entered into a mineral lease with an independent geologist for six unpatented claims at Excalibur and has since staked an additional 33 unpatented mining claims.

     PROPERTY INTERESTS. At Excalibur, the Company controls 39 unpatented mining claims covering approximately 800 acres. Six of the unpatented mining claims are held under a mineral lease with a third party, which lease expires no sooner than 2016; provided, however that the lease may be terminated at any time upon notice by the Company. The lease carries a net smelter return royalty and requires modest advance minimum annual royalties. See "Risk Factors - Uncertainty of Title."

     GEOLOGY. Gold mineralization occurs in a large 1,000 feet by 2,000 feet jasperiod breccia within the Triassic-age Excelsior Formation. The Excelsior Formation consists of metamorphosed tuffaceous sediments, volcanic rocks, limestone and chert. Based upon rock samples taken by the Company, and prior to any drilling, low-grade gold concentrations appear to be common within the jasperiod.

     RESERVES. There are no known reserves on the property, and no assurance can be given that a commercially viable ore deposit exists until further drilling or other underground testing is done and a comprehensive feasibility study based upon such work is concluded.

     HISTORIC DRILLING. The Company has not been able to find any evidence of previous drilling at Excalibur.

     FUTURE DRILLING. Subject to the receipt of adequate financing and the necessary government permits, the Company plans to drill approximately 65 reverse circulation drill holes (approximately 26,000 feet) in 1997 at an estimated cost of approximately $0.4 million. No assurance can be given that the Company will be able to obtain the financing necessary to fund these costs or receive the necessary government permits in a timely manner, or without conditions which would materially and adversely impact the project. See "- Risk Factors - Uncertainty of Funding" and "- Government Permits and Project Delays" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     PERMITTING.   The  only permit which  will  be  required  at
Excalibur in 1997 relates to drilling, which permit the Company expects to apply for and receive in sufficient time to complete its 1997 drilling program.

     WATER RIGHTS. The Company does not require any water rights for the present stage of development at Excalibur.

     DEVELOPMENT PLAN. Pending the results of the Company's 1997 drilling program at Excalibur, the Company does not have any development plans for Excalibur at this time.

     RECLAMATION.   The  Company does not  have  any  reclamation
obligations at Excalibur at this time.

  OSCEOLA

     BACKGROUND AND HISTORY. Osceola is located approximately 37 miles southeast of Ely, Nevada, and is accessed by paved and unpaved public roads. In November 1996, the Company entered into an agreement giving the Company an option to acquire an interest in Osceola. Under the terms of the agreement, after the expenditure of $600,000 in drilling and associated work, the Company may elect to have a 50% interest in, and become the operator of, a joint venture which will be formed and will control Osceola upon such election by the Company.

     PROPERTY INTERESTS. Osceola includes 85 unpatented and five patented mining claims covering approximately 1,800 acres. See "- Risk Factors - Uncertainty of Title." The five patented and 79 of the unpatented mining claims are held under five mineral leases with various third parties. The earliest expiration date of the mineral leases is 2001.

     GEOLOGY.   Lode  gold mineralization at  Osceola  occurs  in
mesothermal quartz vein swarms and in replacement lenses in limestone. Several such high-grade gold bearing quartz veins were mined underground in the late 1800s. Based upon a limited analysis of waste dumps at the mouth of one of these underground workings, the Gilded Age mine, the Company believes that the rock adjacent to the veins may be mineralized.

     RESERVES. There are no defined reserves at Osceola and no assurance that a commercially viable ore deposit exists until further drilling or other underground testing is done and a comprehensive feasibility study based upon such work is concluded.

     HISTORIC DRILLING. The Company has not been able to find any evidence of previous drilling at Osceola.

     FUTURE DRILLING. Subject to the receipt of adequate financing, the Company plans to drill approximately 100 reverse circulation drill holes (approximately 40,000 feet) in 1997 at an estimated cost of approximately $0.5 million. No assurance can be given that the Company will be able to obtain the financing necessary to fund these costs. See "- Risk Factors - Uncertainty of Funding" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     PERMITTING.   At  this  time, the only  required  permit  at
Osceola relates to drilling, which permit the Company received in December 1996.

     WATER RIGHTS. The Company does not require any water rights for the present stage of development at Osceola.

     DEVELOPMENT PLAN. Pending the results of the Company's 1997 drilling program at Osceola, the Company does not have any development plans for Osceola at this time.

     RECLAMATION.   The  Company does not  have  any  reclamation
obligations at Osceola at this time.

  COPPER FLAT

     BACKGROUND AND HISTORY. Copper Flat is located within the Hillsboro Mining District, 27 miles west of Truth or Consequences, New Mexico, and is accessed by paved and unpaved public roads. The Company acquired Copper Flat in June 1994 from Gold Express Corporation ("Gold Express"), currently known as StarTronix International, Inc.

     Based upon Gold Express' Form 10-K for the year ended June 30, 1993, the property was initially put into production in early 1982 at a cost in excess of $112.0 million. After three and one-half months of production, operations were halted due to low metal prices. The property was thereafter put into a care and maintenance mode until 1986, at which time all buildings and equipment were sold and removed, although certain infrastructure still remains in place. During the three and one half months the mine was in operation in 1982, approximately 1.2 million tons of ore were mined, and approximately 7.4 million pounds of copper, 2,301 ounces of gold and 55,966 ounces of silver were produced.

     PROPERTY INTERESTS. At Copper Flat, the Company controls 418 unpatented and 21 patented mining claims and fee land covering approximately 5,400 acres. See "- Risk Factors - Uncertainty of Title." Fee land and patented mining claims covering approximately 464 acres are held under four leases with various third parties. The earliest expiration date of the leases is 2010; provided, however, that each of the leases may be terminated at any time upon notice by the Company.

     Pursuant to the terms of the acquisition agreement, the Company, upon certain conditions, may be required to pay a provisional copper production royalty to Gold Express. Any and all payments made by the Company pursuant to the provisional copper production royalty will be credited against the principal amount owed under a debenture issued by the Company in connection with the acquisition of Copper Flat. Copper Flat is also subject to a reserved interest held by Gold Express' predecessor in interest. This reserved interest requires net smelter return royalties and annual advanced royalties.

     GEOLOGY. The Copper Flat deposit occurs in and is adjacent to a breccia pipe cutting a small quartz monzonite porphyry stock. Chalcopyrite is the dominant copper mineral. Gold and silver occur as electrum. Molybdenite is the dominant molybdenum mineral.

     RESERVES. Based upon the PAH Report, Copper Flat had proven and probable reserves at December 31, 1996 of 59,119,000 tons of ore at an average grade of 0.425% copper, 0.004 ounces per ton gold, 0.061 ounces per ton silver and 0.013% molybdenum. Contained metal is approximately 502,512,000 pounds of copper, 251,256 ounces of gold, 3,577,000 ounces of silver and 15,370,000 pounds of molybdenum. The deposit has internal continuity and an estimated stripping ratio of less than 0.83:1. See "- Reserves" and "- Risk Factors - Reserves Estimates."

     HISTORIC DRILLING. Prior to the Company's acquisition of Copper Flat, Gold Express' predecessors in interest drilled 181 reverse circulation and core drill holes (approximately 127,325 feet). Based on the prior drilling and feasibility studies done by PAH in 1980 and by another mining consulting firm in 1993, as well as on information generated from actual mining and production in 1982, the Company determined that no additional drilling was required for the main ore body.

     FUTURE  DRILLING.   At  this  time,  the  Company  does  not
contemplate any additional drilling at Copper Flat in the near future.

     PERMITTING. A draft EIS was issued in February 1996 and a Record of Decision is expected to be received in the second or third quarter of 1997. The Air Quality permit was received in April 1996; however, the New Mexico Mining and Minerals Division permit and the New Mexico Ground Water permit are pending. In

December 1996, an owner of real property known as the Ladder Ranch, near Copper Flat, threatened to challenge the permitting and opening of Copper Flat. The owner of the Ladder Ranch has raised concerns that Copper Flat would affect his quality of life and is allegedly concerned about the impact of Copper Flat's operations on the environment. The Company believes that the allegations made by the owner of the Ladder Ranch are without merit, and it intends to vigorously defend any such challenge to Copper Flat. However, no assurance can be given that any such challenge will not prevent or delay the permitting or opening of Copper Flat, or that the Company will otherwise receive the necessary government permits in a timely manner, or without conditions which would materially and adversely impact the project. See "- Risk Factors - Government Permits and Project Delays."

     The Company anticipates spending approximately $0.7 million at Copper Flat in 1997 for permitting and property holding costs.

     WATER RIGHTS. The Company has an appropriation granted by the State of New Mexico to divert and use water in an amount which management believes is sufficient for its operations at Copper Flat.

     DEVELOPMENT PLAN. Copper Flat already has certain infrastructure in place. The infrastructure includes a tailings pond, 19 miles of power lines, a water well field, a 20-inch diameter water line, building and equipment foundations, an access road and a system of division dams and channels. The Company does not anticipate any site development or construction at Copper Flat in 1997. The Company is presently evaluating the potential joint venture, sale or spin-off of Copper Flat and its other base metals properties so that the Company can focus on gold development and production.

     RECLAMATION. All required reclamation from previous mining and production activity at Copper Flat has been completed. However, groundwater contamination has been discovered near the tailings pond at Copper Flat. If the property is developed, the Company anticipates that remediation will be accomplished as part of its operating plan. If the property is not developed, the Company may be required to clean up the groundwater contamination. The scope and cost of cleanup has not been determined at this time.

OTHER PROPERTIES

  EASY JUNIOR

     The Company completed mining all reserves in August 1994, and completed gold processing in December 1996. The Company does not plan any additional development at Easy Junior. With the exception of certain ancillary equipment used for pad rinsing and recontouring, most of the equipment from Easy Junior was transferred to Kinsley. The remaining equipment is scheduled to be transferred to Griffon. The only significant reclamation remaining at Easy Junior includes pad rinsing and recontouring and revegetation of the leach pad, waste dumps and ponds. The Company plans to complete this remaining reclamation in 1997 or 1998 at an estimated cost of $0.2 million, less credits for gold in the estimated amount of $0.1 million which the Company expects to recover from pad rinsing.

  OTHER

     The Company also owns or controls other properties containing precious and/or base metals. The properties are in various stages, including holding, exploration, development and reclamation. In addition, one property is currently being leased to another mining company.

RESERVES

     The Company calculates its reserves by methods generally applied within the mining industry by a multidisciplinary team of geologists, engineers, and geostatisticians. Due to the nature of the deposits, all reserves are calculated from drill-hole assay results. Representative samples are collected from the drilling, including core drilling in deposits where reverse circulation drill samples could be contaminated or diluted. Assay results are
evaluated  to  detect  potential  bias,  and  check  assays   are
completed on all ore-grade intercepts as a quality-control procedure. Computer-generated ore deposit models are compared against manual methods and, as mining progresses, against actual mining results. Pit outlines generated from the models are based upon mining and processing costs and processing recoveries and are validated by mining and processing experience, yielding estimates of reserves determined by optimum economic mining limits.

     Reserves reported by the Company as of December 31, 1996 for Kinsley, Olinghouse, Copper Flat and Griffon have been audited by PAH as provided in the PAH Report. PAH's audit of these reserves stated that the Company's models for these reserves have been prepared according to accepted engineering practice and that these reserves satisfy the requirement for proven and probable reserves.

     The following table summarizes proven and probable ore reserves, ore grade and contained metal of the properties owned by the Company as of December 31, 1996. See "- Risk Factors -
Reserves Estimates."


                                              TONS OF ORE
                                              PROVEN AND
                            OPERATING (O)/     PROBABLE       AVERAGE        CONTAINED
                           DEVELOPMENT (D)     RESERVES      GRADE<F1>       METAL<F2>
                           ---------------    -----------    ---------       ---------
GOLD
Kinsley                           O             1,914,000        0.033           63,200 oz.
Olinghouse                        D            22,751,000        0.029          662,200 oz.
Griffon                           D             2,737,000        0.025           68,400 oz.
Copper Flat                       D            59,119,000        0.004          251,256 oz.
                                                                              -------------
Total                                                                         1,045,056 oz.
                                                                              =============
OTHER METALS
Silver (Copper Flat)              D            59,119,000        0.061        3,577,000 oz.
Copper (Copper Flat)              D            59,119,000       0.425%     502,512,000 lbs.
Molybdenum (Copper Flat)          D            59,119,000       0.013%       3,577,000 lbs.
___________________

<F1> The average grade for (i) precious metals is expressed in ounces of contained metal per ton of proven and probable reserves; and (ii) base metals is expressed as a percentage of contained metal per ton of proven and probable reserves.
<F2> Estimated processing recovery rates for the Company's
     proven and probable reserves, as a percent of contained metal, are as follows: (i) gold: Kinsley - 75%, Olinghouse
     - 83%, Griffon - 85%, Copper Flat - 50%; (ii) silver:
     Copper Flat - 90%; (iii) copper:  Copper Flat - 91%; and
     (iv) molybdenum:  Copper Flat - 71%.

GOLD PRODUCTION AND COST DATA

     Based upon the operations at the Company's current and former operating properties, the following table sets forth the Company's gold production, the average realized sales price per ounce, the average cash costs per ounce of gold produced, and the average total costs per ounce of gold produced for the periods indicated.


                                                      YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------------------
                                        1996         1995         1994          1993          1992
                                      ---------  -----------  -----------   ------------  -----------
PRODUCTION (OUNCES OF GOLD)
Kinsley                                44,552       40,667            -            -            -
Easy Junior <F1>                        4,934       12,396       23,589            -            -
Other                                       -            -            -          163        1,866
                                      -------      -------      -------      -----------   ----------
  Total production                     49,486       53,063       23,589          163        1,866
                                      =======      =======      =======      ===========   ==========
AVERAGE REALIZED SALES PRICE PER
OUNCE                                 $   392      $   392      $   390      $   387          N/A<F2>
                                      =======      =======      =======      ===========   ==========
AVERAGE CASH COSTS PER OUNCE
Kinsley                               $   219      $   184      $     -      $     -       $    -
Easy Junior <F1>                          292          283          230            -            -
Other                                       -            -            -            NM<F3>      NM<F3>
                                      -------      -------      -------      ------------  ----------
  Weighted average cash costs per
  ounce                               $   226      $   207      $   230            NM<F3>      NM<F3>
                                      =======      =======      =======      ============  ==========

AVERAGE TOTAL COSTS PER OUNCE
Kinsley                               $   284      $   259      $     -      $     -       $    -
Easy Junior <F1>                          294          291          245            -            -
Other                                       -            -            -           NM<F3>       NM<F3>
                                      -------      -------      -------      -----------   ----------
  Weighted average total costs per
  ounce                               $   285      $   266      $   245           NM<F3>       NM<F3>
                                      =======      =======      =======      ===========   ==========

<F1> The Company completed mining all reserves at Easy Junior in
     August 1994, and completed gold processing in December 1996. See "Business and Properties - Other Properties - Easy Junior."
<F2> Not applicable because no gold was sold by the Company in
     1992.
<F3> Not meaningful because gold production resulted primarily from pad rinsing conducted during reclamation activities at the Company's mining properties in 1992 and 1993.

MINING AND PROCESSING METHODS

     Mining and processing methods currently used by the Company include open-pit mining and heap leaching. The following is a general description of the mining and processing methods used at the Company's mines.

  OPEN-PIT MINING

     At its current operations, the Company conducts open-pit mining utilizing conventional, industry-employed methods and proven equipment. The Company also anticipates conducting open-pit mining at Olinghouse, Griffon and Copper Flat. Mine plans are designed to remove overburden to expose sufficient ore to meet processing requirements. Material is generally drilled and blasted in 15- to 20-foot benches. The blasted material is then loaded onto off-road haul trucks using a fleet of front-end loaders. Overburden is transported outside the pits and placed on piles. Ore is transported by haul trucks to a crushing plant.

     The   Company  has  comprehensive  preventative  maintenance
programs at each mine for maintaining all equipment. As a piece of equipment reaches the end of its economic life, that unit is retired and replaced.

  HEAP LEACHING

     In conventional heap leaching, the ore is hauled from the pit and crushed to an optimum size depending on the nature of the ore. The crushed ore is then mixed with lime, oil and/or polymer agglomerates and conveyed to the leach pads where it is stacked. The stacked ore is then cross-ripped to increase solution percolation, and a weak cyanide solution is applied to the top surface of the heaps using drip and sprinkler irrigation techniques.

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

     The gold-bearing pregnant solutions are collected from each heap and pumped to the processing facilities for recovery. The gold is recovered through carbon adsorption followed by conventional pressure stripping of the carbon using a high-temperature caustic solution, which is then pumped to electro-winning cells. Gold is electro-plated onto cathodes.
The resultant electro-plated material is removed from the cathodes, fluxed, smelted and poured into dore bars for shipment to a third-party refinery.

MARKETING AND HEDGING

     The Company has contractually agreed to sell 100% of its gold production to Gerald Metals, Inc., located in Stamford, Connecticut, through May 31, 1998, pursuant to fixed price future sales contracts and/or at spot prices prevailing at the time of sale. As of December 31, 1996, the Company had not entered into any future sales contracts for gold or engaged in any other hedging strategies. Due to the fungible nature of gold, the Company believes that other buyers are readily available to purchase the Company's gold and, consequently, that its reliance on a single customer does not represent any risk to the Company's operations.

     During the year ended December 31, 1996, the Company sold all of its gold production to Gerald Metals, Inc. During the year ended December 31, 1995, the Company sold 86% of its gold production to Gerald Metals, Inc. and the remainder to Prudential Securities Incorporated, located in New York, New York. During the year ended December 31, 1994, the Company sold 100% of its gold production to Prudential Securities Incorporated.

     In order to mitigate some of the risks associated with fluctuating gold prices, the Company has in the past and may in the future use various price hedging strategies. Based upon an internal policy, the Company may only hedge up to 50% of its estimated annual production. Historically, hedging activities have been limited to short-term contracts for future deliveries of specific quantities of gold at specific prices and the use of put and call options. The Company continuously evaluates the short- and long-term benefits of entering into such future sales contracts based upon current market conditions. In addition, lenders may require the Company to engage in hedging activities. Pursuant to a line of credit which the Company anticipates receiving from Gerald Metals, Inc., the Company, on March 21, 1997, purchased put options for 108,500 ounces of gold at $335 per ounce, and, to partially offset the cost of the put options, sold call options for 45,000 ounces of gold at $390 per ounce. The put options mature with respect to 3,500 ounces of gold each month from June 1997 to December 1997, and with respect to 7,000 ounces of gold each month from January 1998 to December 1998. The call options mature with respect to 3,750 ounces of gold from January 1998 to December 1998. See "- Risk Factors - Risk of Hedging Strategies."

GOVERNMENT CONTROLS AND REGULATIONS

     The Company's business is subject to extensive governmental controls and regulations which are amended from time to time. The Company is unable to predict what additional legislation or amendments may be proposed that might affect its business or the time at which any such proposals, if enacted, might become effective. Such legislation or amendments, however, could require increased capital and operating expenditures and could prevent or delay certain operations by the Company. See "- Risk Factors."

     Outlined below are some of the more significant aspects of governmental controls and regulations which materially affect the Company's principal area of business.

  REGULATION OF MINING ACTIVITY

     GENERAL. All of the Company's operations, including its exploration, development and production activities, are subject to regulation under environmental laws, policies and regulations. These laws, policies and regulations regulate, among other matters, emissions to the air, protection of and discharges to surface water and groundwater, management of waste, management of hazardous substances, protection of natural resources, protection of endangered species, protection of antiquities and reclamation of land. The Company's operations are also subject to numerous other federal, state and local laws and regulations. At the federal level, the mining operations of the Company are subject to inspection and regulation by the division of Mine Safety and Health Administration of the Department of Labor ("MSHA") under provisions of the Federal Mine Safety and Health Act of 1977. The Occupation and Safety Health Administration ("OSHA") also has jurisdiction over certain safety and health standards not covered by MSHA.

     PERMITTING. The Company's existing mining operations and all future exploration and development projects also require or will require a variety of federal, state and local regulatory reviews, approvals and permits, such as an Environmental Impact Statement, an Army Corps of Engineers Section 404 permit for placement of dredged or fill material in waters or wetlands, a Water Pollution Control permit or similar permits to protect the quality of surface water and groundwater, a Storm Water Discharge permit, an Air Quality permit, a Reclamation Plan permit, a Mining and Mineral Division permit and other approvals of Plans of Operation and reclamation plans. Although the Company believes the reviews, approvals and permits for these projects typically can be obtained in a timely fashion, permitting procedures are complex, costly, time-consuming and subject to potential regulatory delay or denial. The Company does not believe that existing permitting requirements or other environmental protection laws and regulations will have a material adverse effect on its business, financial condition or results of operations. However, the Company cannot be certain that future changes in laws and regulations would not result in significant additional expense, capital expenditures, restrictions or delays associated with the development and operation of the Company's properties. The Company cannot predict whether it will be able to renew its existing permits without material changes in existing permit conditions. Modification of existing permits, such as the imposition of additional conditions, could have a material adverse effect on the Company's financial condition or results of operations.

     RECLAMATION. The State of Nevada (where a majority of the Company's properties are located) adopted the Mined Land
Reclamation Act (the "Nevada Act") in 1989 that established design, operation, monitoring and closure requirements for all mining facilities. The Nevada Act has increased the cost of designing, operating, monitoring and closing new mining facilities and could affect the cost of operating, monitoring and closing existing mining facilities. The State of Nevada has also adopted reclamation regulations pursuant to which reclamation plans have been prepared and financial assurances established for existing facilities. New facilities are also required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of operations. The Nevada Act also requires reclamation plans and permits for exploration projects that will result in more than five acres of surface disturbance.

     The State of New Mexico (where Copper Flat is located) enacted the 1993 New Mexico Mining Act (the "New Mexico Act"), a statute applicable to most existing hard-rock and precious metals mines, as well as to future exploration and mining projects in New Mexico. The New Mexico Act requires, among other things, closure and reclamation of mines and exploration projects. The closure and reclamation obligations associated with mining operations are imposed upon the operator or owner of the mining operation.

  ENVIRONMENTAL REGULATIONS

     Legislation and implementation regulations adopted or proposed by the United States Environmental Protection ("EPA"), the Army Corps of Engineers, the Bureau of Land Management and by comparable agencies in various states directly and indirectly affect the mining industry in the United States. These laws and regulations address the environmental impact of mining and mineral processing, including potential contamination of soil, surface water and groundwater from mining activities, such as tailings ponds, heap leach pads, process ponds, chemical and fuel storage, acid drainage and the generation and management of waste. In particular, legislation such as the Clean Water Act, the Clean Air Act, the Federal Resource Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") and the National Environmental Policy Act require analyses and/or impose effluent standards, new source performance standards, air quality and emission standards, other design or operational requirements and limits on the emission, discharge or release of pollutants regarding various components of mining and mineral processing, including gold ore mining and processing. Such statutes also may impose liability on the Company for remediation of waste disposed of by the Company.

     The Company's gold mining and processing operations generate large quantities of solid waste which is subject to regulation under the RCRA and similar state laws. The majority of the wastes produced by the Company's operations are "extraction" and "beneficiation" wastes that EPA has determined not to regulate under RCRA's "hazardous waste" program. Instead, the EPA is developing a solid waste regulatory program specific to mining operations under the RCRA. Of particular concern to the mining industry is a proposal by the EPA titled "Recommendation for a Regulatory Program for Mining Waste and Materials Under Subtitle D of the Resource Conservation and Recovery Act" ("Strawman II") which, if implemented, would create a system of comprehensive federal regulation of the entire mine site. Many of these requirements would be duplicative of existing state regulations. Strawman II as currently proposed would regulate not only mine and mill wastes but also numerous production facilities and processes which could limit internal flexibility in operating a mine. To implement Strawman II, the EPA must seek additional statutory authority, which is expected to be requested in connection with Congress' reauthorization of RCRA.

     The Company is also subject to regulations under (i) CERCLA which regulates and establishes liability for the release of hazardous substances and (ii) the Endangered Species Act ("ESA") which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. Revisions to CERCLA and ESA are being considered by Congress; the impact on the Company of these revisions is not clear at this time. The Army Corps of Engineers has announced its intent to limit and restrict the availability of a nationwide permit which authorizes the placement of fill material in isolated waters of up to ten acres in area without the need to obtain an individual permit. The impact of this action on the Company cannot be determined at this time.

     Environmental laws and regulations may also have an indirect impact on the Company, such as increased cost for electricity due to acid rains provisions of the Clean Air Act Amendments of 1990. Charges by refiners have substantially increased over the past several years because of requirements that refiners meet revised environmental quality standards. The Company has no control over the refiners' operations or their compliance with environmental laws and regulations.

     The Company believes that its operations are in substantial compliance with federal and state regulations and that no significant unanticipated capital expenditures for environmental control facilities will be required in the near future. However, compliance with these standards, laws and regulations may necessitate control measures and expenditures which, if required, cannot be estimated at this time. Compliance may require substantial prophylactic measures regarding operation of new mines and mills or materially affect the proposed schedule for construction of such facilities. Under certain circumstances, construction of mining facilities may be stayed pending regulatory approval. See "- Risk Factors - Environmental Controls."

SEASONAL FACTORS

     The Company does not believe that its revenues from mining activities and gold production are significantly seasonal, however, harsh weather conditions in the winter may restrict the Company's access to its mining properties and slow the production of gold through heap leaching.

COMPETITION

     The Company competes with other mining companies and private individuals in connection with the acquisition of unpatented mining claims and mineral leases on gold and other precious metals prospects and in connection with the recruitments and retention of qualified employees. Many of the Company's competitors have significantly greater financial and other resources, including access to financial markets.

EMPLOYEES

     As of December 31, 1996, the Company employed approximately 125 people. None of the employees of the Company is covered by a collective bargaining agreement. Employees conduct most of the functions of the Company, although consultants and contractors in the fields of geology, engineering, hydrology, drilling, law, insurance, and legislative liaison provide certain services necessary for the functioning of the Company. To support its production, exploration and permitting activities, the Company maintains executive offices in Henderson, Nevada, operational headquarters in Ely, Nevada and a field office in Fernley, Nevada.

RISK FACTORS

  CURRENT DEPENDENCE ON A SINGLE OPERATING PROPERTY

     All of the Company's operating revenues are currently derived from its mining operations at Kinsley located in Elko County, Nevada. Mining activities at Kinsley commenced in the fourth quarter of 1994, and gold production therefrom began in January 1995. Although the Company has not experienced any serious interruption in production at Kinsley, if the operations at Kinsley were reduced, interrupted or curtailed, the Company's ability to generate operating revenues and earnings would be materially and adversely affected, unless and until other properties were put into production.

  LIMITED LIFE OF MINING PROJECTS

     The Company derives all of its operating revenues from mining projects which have a limited life. Based upon the reserves estimate as of December 31, 1996, the Company expects mining activities at Kinsley to continue at least through the end of 1997, and gold production from heap leaching and pad rinsing to continue in declining amounts from 1998 through at least mid-1999. No assurance can be given that the estimated time for completion of mining activities or gold production at Kinsley is accurate. The Company has not yet initiated production at any of its primary development stage properties, Olinghouse, Griffon, or Copper Flat. The Company's ability to generate future operating revenues and earnings after Kinsley is depleted is dependent on its ability to bring one or more of these or other properties into production. The commencement of production at these properties is subject to, among other things, obtaining necessary governmental permits and obtaining outside sources of funding. No assurance can be given that the Company will have any mining properties in operation once the mining and processing of ore from Kinsley or other future operating properties, if any, are completed.

  GOVERNMENT PERMITS AND PROJECT DELAYS

     The Company is seeking government permits and approvals for the development of Olinghouse, Griffon and Copper Flat. Obtaining the necessary government permits is a complex and time-consuming process involving numerous federal, state and local agencies. The duration and success of each permitting effort are contingent upon many variables not within the Company's control. Notwithstanding the Company's good faith expectations, no assurance can be given that any government permit or approval will be issued when anticipated or without conditions that may have a material adverse effect on the project. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with existing standards, laws and regulations which may entail unexpected costs and delays depending on the nature of the activity to be permitted and the interpretation of the regulations implemented by the permitting authority. Substantial delays in obtaining, or a failure to obtain, certain government permits or approvals without burdensome conditions could have a material adverse effect on the Company's business and operations.

     In the event that Griffon is not in production by October 1, 1997 for reasons other than "force majeure," which term as defined in the acquisition agreement includes any government-imposed delays, the Company may be required to reconvey Griffon to the seller. As of December 31, 1996, the Company had invested $0.9 million in Griffon. Although the Company currently anticipates receiving the necessary permits by the second quarter of 1997, no assurance can be given that the Company will receive such government permits in a timely manner, if at all.

     An owner of real property known as the Ladder Ranch, near Copper Flat in New Mexico, has threatened to challenge the permitting and opening of Copper Flat. The owner of the Ladder Ranch has raised concerns that operations at Copper Flat would affect his quality of life and is allegedly concerned about the impact of Copper Flat's operations on the environment. The Company believes that the allegations made by the owner of the Ladder Ranch are without merit, and it intends to vigorously defend any such challenge to Copper Flat. However, no assurance can be given that any such challenge will not prevent or delay the permitting or opening of Copper Flat.

  UNCERTAINTY OF FUNDING

     Mining operations require a substantial amount of capital prior to the commencement of, and in connection with, the actual production of gold. Such capital requirements relate to the costs of, among other things, acquiring mining claims and properties, obtaining government permits, exploration and delineation drilling to determine the underground configuration of the ore body, designing and constructing the mine and process facilities, purchasing and maintaining mining equipment, and complying with bonding requirements established by various regulatory agencies regarding the future restoration and reclamation activities for each property.

     For 1997, the Company has budgeted cash expenditures of (i) $2.2 million for permitting and holding costs at Olinghouse, Griffon and Copper Flat, (ii) $5.7 million in debt repayments and associated interest, and (iii) $0.5 million for reclamation. In addition to funds generated from gold production at Kinsley, the Company estimates that it will require at least $5.0 million in outside financing to cover these as well as day-to-day operating and administrative costs. An additional $25.5 million in expenditures for site development, construction, equipment and working capital has been tentatively budgeted for 1997 - $19.6 million for Olinghouse and $5.9 million for Griffon, as well as an additional $5.9 million for drilling and related activities - $0.7 million for Kinsley, $3.0 million for Olinghouse, $0.4 million for Griffon, $0.5 million for Osceola, $0.4 million for Excalibur and $0.9 million for other properties that may be acquired. See "Business and Properties - Operating Property - Kinsley," "- Development Properties - Olinghouse," "Griffon," "- Excalibur," "- Osceola" and "- Copper Flat." The Company will require outside sources of capital to fund such planned expenditures. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." No assurance can be given that the Company will obtain outside financing on terms that are favorable to the Company or in amounts necessary to fund such planned expenditures.

     The Company's ability to obtain outside financing will depend upon, among other things, the receipt of government permits for Olinghouse, the completion of an acceptable feasibility study for Olinghouse and the market price of gold and perceptions of future gold prices. Therefore, the availability of financing is dependent largely upon factors outside of the Company's control, and cannot be accurately predicted. The failure of the Company to obtain outside financing could have a material adverse effect upon its financial condition and results of operations.

  VOLATILITY OF THE PRICE OF GOLD

     The profitability of the Company's current operations is affected by the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors beyond the Company's control, including industrial and jewelry demand, expectations with respect to the rate of inflation, the strength of the U.S. dollar (the currency in which the price of gold is generally quoted) and of other currencies, interest rates, central bank sales, forward sales by producers, global or regional political or economic events and production costs in major gold-producing regions such as South Africa and the former Soviet Union. In addition, the price of gold sometimes is subject to rapid short-term changes because of speculative activities.

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

     If the price of gold should decrease, the value of the Company's gold properties which are being explored or developed would also decrease and the Company might not be able to recover its investment in those properties. The decision to place a mine in production, and the commitment of funds necessary for that purpose, must be made well in advance of the time when a mining company will receive the first revenues from that production. Price fluctuations between the time that such a decision is made and the commencement of production can dramatically change the economics of a mine. If the Company's revenue from gold sales falls for a substantial period below its costs of production at any or all of its operations, the Company could determine that it is not economically feasible to continue commercial production at any or all of its operations. One of the reasons the Company ceased gold production activities from 1991 to 1993 was because of depressed gold prices during that period.

     The   volatility  of  gold  prices  is  illustrated  in  the
following table of annual high and low gold fixing prices per ounce on the London P.M. Fix:


                        YEAR                 HIGH      LOW
           -----------------------------------------------
           1985                              $341     $284
           1986                               438      326
           1987                               500      436
           1988                               484      395
           1989                               416      356
           1990                               424      346
           1991                               403      344
           1992                               360      330
           1993                               406      326
           1994                               396      370
           1995                               396      372
           1996                               415      367



     On March 21, 1997, the afternoon fixing for gold on the London P.M. Fix was $352.80. Gold prices on the London P.M. Fix are regularly published in most major financial publications and many nationally recognized newspapers.

  ENVIRONMENTAL CONTROLS

     The Company is required to comply with numerous environmental laws and regulations imposed by federal and state authorities. At the federal level, legislation such as the Clean Water Act, the Clean Air Act, the RCRA, CERCLA and the National Environmental Policy Act impose effluent and waste standards, performance standards, air quality and emissions standards and other design or operational requirements for various components of mining and mineral processing, including gold ore mining and processing. Although the majority of the waste produced by the Company's operations are "extraction" and "beneficiation" wastes, which the EPA does not regulate under its current "hazardous waste" program, the EPA is currently developing a separate program under the RCRA to regulate such waste. Until the new regulatory program is formally proposed by the EPA, there is not a sufficient basis on which to predict the potential impacts of such regulations on the Company.

     Many states, including the State of Nevada (where a majority of the Company's properties are located), have also adopted regulations that establish design, operation, monitoring, and closing requirements for mining operations. Under these regulations, mining companies are required to provide a reclamation plan and financial assurance to insure that the reclamation plan is implemented upon completion of mining operations. Additionally, Nevada and other states require mining operations to obtain and comply with environmental permits, including permits regarding air emissions and the protection of surface water and groundwater.

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

  PROPOSED LEGISLATION AFFECTING THE MINING INDUSTRY

     During the past several years, the United States Congress considered a number of proposed amendments to the General Mining Law of 1872, as amended (the "General Mining Law") which governs mining claims and related activities on federal lands. In 1992, a holding fee of $100 per claim was imposed upon unpatented mining claims located on federal lands. Beginning in October 1994, a moratorium on processing of new patent applications was approved. In addition, a variety of legislation is now pending before the United States Congress to amend further the General Mining Law. The proposed legislation would, among other things, change the current patenting procedures, limit the rights obtained in a patent, impose royalties on unpatented claims, and enact new reclamation, environmental controls and restoration requirements. The royalty proposals range from a 2% royalty on "net profits" from mining claims to an 8% royalty on modified gross income/net smelter returns. The extent of any such changes that may be enacted is not presently known, and the potential impact on the Company as a result of future congressional action is difficult to predict. If enacted, the proposed legislation could adversely affect the economics of development of operating mines on the federal unpatented mining claims held by the Company. Many of the Company's properties, including Kinsley, Griffon and portions of Olinghouse and Copper Flat, consist of unpatented mining claims on federal lands. The Company's financial performance could therefore be materially and adversely affected by passage of all or pertinent parts of the proposed legislation.

  UNCERTAINTY OF DEVELOPMENT PROPERTY ECONOMICS

     Exploration for and production of minerals is highly speculative and involves greater risks than are inherent in many other industries. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Also, because of the uncertainties in determining metallurgical amenability of any minerals discovered, the mere discovery of mineralization may not warrant the mining of the minerals on the basis of available technology.

     The Company's decision as to whether any of the mineral development properties it now holds or which it may acquire in the future contain commercially minable deposits, and whether such properties should be brought into production, depends upon the results of its exploration programs and/or feasibility analyses and the recommendations of engineers and geologists. The decision will involve the consideration and evaluation of a number of significant factors, including, but not limited to, the: (i) receipt of government permits; (ii) costs of bringing the property into production, including exploration and development work, preparation of feasibility studies and construction of production facilities; (iii) availability and costs of financing; (iv) ongoing costs of production; (v) market prices for the metals to be produced; and (vi) estimates of reserves or mineralization. No assurance can be given that any of the development properties the Company owns, leases or acquires contain (or will contain) commercially minable mineral deposits, and no assurance can be given that the Company will ever generate a positive cash flow from production operations on such properties. The Company has identified Olinghouse, Griffon and Copper Flat as having minable reserves. No assurance can be given, however, that any of these development properties can attain profitable operations.

  COMPETITION AND SCARCITY OF MINERAL LANDS

     Although many companies and individuals are engaged in the mining business, including large, established mining companies, there is a limited supply of desirable mineral lands available for claim staking, lease or other acquisition in the United States and other areas where the Company contemplates conducting exploration and/or production activities. The Company may be at a competitive disadvantage in acquiring suitable mining properties since it must compete with these other individuals and companies, many of which have greater financial resources and larger technical staffs than the Company. As a result, there can be no assurance the Company will be able to acquire new reserves or replace its current reserves once they are depleted.

  RESERVES ESTIMATES

     The reserves reported in the PAH Report are based upon estimates and no assurance can be given that the Company will recover the indicated amount of metals. Further, estimated reserves for properties that have not yet commenced production (such as Olinghouse, Griffon and Copper Flat) may require revision if the Company commences actual production. Fluctuations in the market price of the metals produced by the
Company, as well as increased production costs or reduced recovery rates, could make the mining of ore reserves containing relatively lower grades of mineralization uneconomic, and could ultimately cause the Company to restate its reserves. Moreover, short-term operating factors relating to the ore reserves, such as the need for sequential development of ore bodies and the processing of new or different ore grades, could adversely affect the Company's profitability in any particular accounting period.

  UNCERTAINTY OF TITLE

     A majority of the Company's properties consist of unpatented mining claims or mill site claims which the Company owns or leases. These claims are located on federal land or involve mineral rights which are subject to the claims procedures established by the General Mining Law. Under this law, if a claimant complies with the statute and the regulations for the location of a mining claim or mill site claim, the claimant obtains a valid possessory right to the land or the minerals contained therein. To preserve an otherwise valid claim, the claimant must also make certain additional filings with the county in which the land or mineral is situated and the Bureau of Land Management and pay an annual holding fee of $100 per claim. If a claimant fails to make the annual holding payment or make the required filings, the mining claim or mill site claim is void or voidable.

     Because mining claims and mill site claims are self-initiated and self-maintained rights, they are subject to unique vulnerabilities not associated with other types of property interests. It is difficult to ascertain the validity of unpatented mining claims or mill site claims from public property records and, therefore, it is difficult to confirm that a claimant has followed all of the requisite steps for the initiation and maintenance of a claim. The General Mining Law requires the discovery of a valuable mineral on each mining claim in order for such claim to be valid, and mining claims may be challenged by rival mining claimants and the United States. Under judicial interpretations of the rule of discovery, the mining claimant has the burden of proving that the mineral found is of such quality and quantity as to justify further development, and that the deposit is of such value that it can be mined, removed and disposed of at a profit. The burden of showing that there is a present profitable market applies not only to the time when the claim was located, but also to the time when such claim's validity is challenged. It is therefore conceivable that, during times of falling metal prices, claims which were valid when they were located could become invalid if challenged.

     Title to unpatented claims and other mining properties in the western United States typically involves certain other inherent risks due to the frequently ambiguous conveyance history of those properties, as well as the frequently ambiguous or imprecise language of mining leases, agreements and royalty obligations. No generally applicable title insurance is available for mining or mill site claims. As a result, some of the titles to the Company's properties may be subject to challenge.

  MINING RISKS AND INSURANCE

     The Company's operations are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as unusual or unexpected geological formations, environmental pollution, personal injuries, flooding, cave-ins, changes in technology or mining techniques, periodic interruptions because of inclement weather
and industrial accidents.   Although the Company currently
maintains insurance within ranges of coverage consistent with industry practice to ameliorate some of these risks, no assurance can be given that such insurance will continue to be available at economically feasible rates, or that the Company's insurance is adequate to cover the risks and potential liabilities associated with exploring, owning and operating its properties. Insurance against environmental risks is not generally available to the Company or to other companies in the mining industry.

  RISK OF HEDGING STRATEGIES

     In order to mitigate some of the risks associated with fluctuating gold prices, the Company has in the past and may in the future use various price hedging strategies, such as selling future contracts for gold, or using call and put options, to lock in delivery prices for its gold production. The Company continually evaluates the potential short- and long-term benefits of engaging in such price hedging strategies based upon the then current market conditions. In addition, lenders may from time to time require the Company to use such hedging strategies. See " - Marketing and Hedging." No assurance can be given, however, that the use of price hedging strategies will always benefit the Company. There is a possibility that the Company could lock in forward deliveries at prices lower than the market price at the time of delivery. The Company could also be subject to margin calls if the market price of gold were to significantly rise above the contracted forward delivery prices, which could materially and adversely affect the Company's cash flows and financial condition. In addition, the Company could fail to produce enough gold to satisfy its forward delivery obligations, causing the Company to purchase gold in the spot market at higher prices to fulfill its delivery obligations.

  UNKNOWN ENVIRONMENTAL LIABILITIES FOR PAST ACTIVITIES

     Mining operations involve a potential risk of releases to soil, surface water and groundwater of metals, chemicals, fuels, liquids having acidic properties and other contaminants. In recent years, regulatory requirements and improved technology have significantly reduced those risks. However, those risks have not been eliminated, and the risk of environmental contamination from present and past mining activities exists for mining companies. Companies may be liable for environmental contamination and natural resource damages relating to properties which they currently own or operate or at which environmental contamination occurred while or before they owned or operated the properties. The Company has conducted limited reviews of potential environmental cleanup liability at its operating and primary development properties, as well as other properties acquired by the Company subsequent to 1992. The Company has conducted limited or no reviews of potential environmental cleanup liability at other properties owned currently or previously by the Company. On a few occasions at operating sites, the Company has detected leaks in excess of allowable rates in the primary liners at heap leach pads or ponds. In each such case, the pad or pond was equipped with a second liner and either the location of the leak in the primary liner was taken out of service or the leak was repaired. Other than known conditions which will be remediated pursuant to approved or proposed reclamation plans, the Company is not aware of any significant environmental contamination which could give rise to cleanup obligations or natural resource damages on the part of the Company as a result of past activities (by the Company or others) on these properties. However, no assurance can be given that potential liabilities for such contamination or damages caused by past activities at these properties do not exist.

  WORKING CAPITAL DEFICIT

     As of December 31, 1996, and 1995, the Company had $2.6 million and $0.3 million working capital deficits, respectively. No assurance can be given that the Company's working capital position will improve. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

  DEPENDENCE ON KEY PERSONNEL

     The Company is dependent on the services of certain key executives, including Robert N. Pratt, Chief Executive Officer, President and Chairman of the Board of Directors, and John A. Bielun, Senior Vice President and Chief Financial Officer. The loss of any of either of these individuals could have a material adverse effect on the Company's business and operations. The Company currently does not have key person insurance on these individuals. The Company has entered into employment agreements with certain of its key executives, including Messrs. Pratt and Bielun. Each of these employment agreements expires in October 1998.

  EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS

     The Company's Bylaws contain certain measures designed to make it more difficult and time consuming to change majority control of the Company's Board of Directors and to reduce the vulnerability of the Company to an unsolicited offer to take control of the Company. The Company has also entered into employment agreements with its Chief Executive Officer, Chief Financial Officer and Vice President of Engineering and Construction which provide for certain payments upon termination or resignation resulting from a change in control of the Company. Furthermore, Nevada's "Combination with Interested Stockholders Statute" and "Control Share Acquisition Statute" may have the effect of delaying or making it more difficult to effect a change in control of the Company.

     These corporate and statutory anti-takeover measures may have certain negative consequences, including an effect on the ability of stockholders of the Company or other individuals to
(i)  change  the composition of the incumbent Board of Directors;
(ii) benefit from certain transactions which are opposed by the incumbent Board of Directors; and (iii) make a tender offer or otherwise attempt to gain control of the Company, even if such attempt was beneficial to the Company and its stockholders. Since such measures may also discourage accumulations of large blocks of the Company's Common Stock by purchasers whose objective is to seek control of the Company or have such Common Stock repurchased by the Company (or other persons) at a premium, these measures could also depress the market price of the Company's Common Stock. Accordingly, stockholders may be deprived of certain opportunities to realize the "control premium" associated with takeover attempts.

  RISKS ASSOCIATED WITH POSSIBLE ACQUISITIONS

     The Company periodically considers the acquisition of mining claims, properties and businesses. In connection with any such future acquisitions, the Company may incur indebtedness or issue equity securities, resulting in dilution of the percentage ownership of existing stockholders. The Company intends to seek stockholder approval for any such acquisitions only to the extent required by applicable law, regulations or stock market listing rules.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any litigation or administrative proceedings that the Company believes would have a material adverse affect on the Company's results of operations. The Company is not aware of any threat of such litigation or proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                             PART II

ITEM  5.   MARKET  FOR  REGISTRANT'S COMMON  EQUITY  AND  RELATED
           STOCKHOLDER MATTERS

     MARKET INFORMATION. The Company's common stock ("Common Stock") is traded on the Nasdaq National Market under the symbol "ALTA." The following table sets forth the high and low bid prices of the Common Stock, as reported by the Nasdaq National Market, during the periods indicated.



       FISCAL YEAR ENDED DECEMBER 31,          HIGH         LOW
       ------------------------------------------------------------
       1995
         First Quarter                        $1 11/32     $15/16
         Second Quarter                        1 5/16       1
         Third Quarter                         1 17/32      1 1/32
         Fourth Quarter                        2            1 1/8
       1996
         First Quarter                         5 1/32       1 17/32
         Second Quarter                        4 7/8        3 1/16
         Third Quarter                         4            3 1/8
         Fourth Quarter                        4 9/16       3 11/32


     The closing bid price on the Nasdaq National Market on March 21, 1997 was $3 7/8 per share.

     HOLDERS.   As  of  March 21, there were approximately  7,617
holders of record of the Company's common stock, including several holders who are nominees for an undetermined number of beneficial owners.

     DIVIDENDS. The Company has not declared or paid any dividends on its Common Stock since 1989, and the Board of Directors intends to retain all earnings, if any, for use in the Company's business for the foreseeable future. In addition, one of the Company's loan agreements restricts the payment of cash dividends. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - 1997 Outlook." Any future determination as to declaration and payment of dividends will be made at the discretion of the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

     The  following  table summarizes certain selected  financial data with respect to the Company and should be read in conjunction with the Financial Statements and Notes thereto set forth elsewhere in this report. All amounts are stated in thousands except per share amounts.

                                                 YEARS ENDED DECEMBER 31,
                                ---------------------------------------------------------
                                   1996       1995<F1>    1994<F2>    1993       1992<F3>
                                --------   -----------   ---------   --------   ---------
INCOME STATEMENT DATA
Total revenues                  $19,581    $20,636       $10,696     $   210    $    818
Income (loss) from operations     3,288      3,778           649      (5,798)    (12,340)
Income (loss) before              3,247      5,889           622      (5,071)    (11,419)
extraordinary item
Net income (loss)                 3,247      5,889         2,804      (5,071)    (10,042)
Per share:
Income (loss) before               0.11       0.21          0.02       (0.19)      (0.42)
extraordinary item
Net income (loss)                  0.11       0.21          0.10       (0.19)      (0.37)

<F1> In 1995, net income includes $2.4 million (or $0.09 per share) from a non-recurring net gain on the sale of an asset.
<F2> In 1994, net income includes $2.2 million (or $0.08 per share) from an extraordinary item - gain on extinguishment of debt.
<F3> In 1992, net income includes a charge of $6.8 million (or
     $.25 per share) from the write-down of properties and $1.4 million (or $.05 per share) from an extraordinary item - gain on extinguishment of debt.
No dividends were paid during the above five-year period.

                                                        DECEMBER 31,
                                ----------------------------------------------------------
                                   1996       1995          1994       1993        1992
                                ---------    ----------  ----------  --------    ---------
BALANCE SHEET DATA
Total assets                    $46,621      $40,399     $38,455     $38,192     $42,524
 Long-term obligations            3,164        4,878       6,722       3,113       3,638
 Working capital (deficit)       (2,634)        (312)     (2,391)      8,515      15,149
 Stockholders' equity            35,604       30,388      23,938      19,241      24,269


SUPPLEMENTARY FINANCIAL INFORMATION

     The  following  table summarizes certain selected  financial data with respect to the Company and should be read in conjunction with the Financial Statements and Notes thereto set forth elsewhere in this report. All amounts are stated in thousands except per share amounts.

                                                   QUARTERS ENDED
                                 ---------------------------------------------------------
                                                     (UNAUDITED)                              YEARS ENDED
                                 MARCH 31,     JUNE 30,       SEPTEMBER 30,   DECEMBER 31,    DECEMBER 31,
                                 ---------     --------       -------------   ------------    ------------
1996 - Total revenues             $5,185        $5,186           $4,629          $4,581         $19,581
       Income from                   776         1,002              937             573           3,288
       operations
       Net income                    733           975              887             652           3,247
       Net income per share         0.02          0.03             0.03            0.02            0.11

1995 - Total revenues             $2,695        $3,597           $6,607          $7,737         $20,636
       Income from                   151           606            1,579           1,442           3,778
       operations
       Net income                  2,539           467            1,382           1,501           5,889
       Net income per share         0.09          0.02             0.05            0.05            0.21



ITEM  7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

     SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 PROVIDE A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. CERTAIN INFORMATION INCLUDED HEREIN CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING, SUCH AS STATEMENTS REGARDING MANAGEMENT'S EXPECTATIONS ABOUT THE COMPANY'S RESERVES, TIMING OF RECEIPT OF GOVERNMENT PERMITS, PLANNED DATES FOR
COMMENCEMENT OF MINING OPERATIONS AND GOLD PRODUCTION AT THE COMPANY'S MINING PROPERTIES, ANTICIPATED DRILLING AND RECLAMATION EXPENDITURES AS WELL AS OTHER CAPITAL SPENDING, FINANCING SOURCES AND THE EFFECTS OF REGULATION. SUCH FORWARD-LOOKING INFORMATION INVOLVES IMPORTANT RISKS AND UNCERTAINTIES THAT COULD
SIGNIFICANTLY AFFECT ANTICIPATED RESULTS IN THE FUTURE AND, ACCORDINGLY, SUCH RESULTS MAY DIFFER FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE HEREIN. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE RELATING TO THE MARKET PRICE OF METALS, PRODUCTION RATES, PRODUCTION COSTS, THE AVAILABILITY OF FINANCING, THE ABILITY TO OBTAIN AND MAINTAIN ALL OF THE PERMITS NECESSARY TO PUT AND KEEP PROPERTIES IN PRODUCTION, DEVELOPMENT AND CONSTRUCTION ACTIVITIES AND DEPENDENCE ON EXISTING MANAGEMENT. SEE "ITEMS 1 AND 2. BUSINESS AND PROPERTIES - RISK FACTORS."

RESULTS OF OPERATIONS

  COMPARISON OF THE YEARS ENDED DECEMBER 31, 1996 AND 1995

     In 1996, the Company had $19.6 million in revenue from the sale of 49,900 ounces of gold at an average price of $392/oz, as compared to $20.6 million in revenue in 1995 from the sale of 52,580 ounces of gold at an average price of $392/oz. In 1996, the Company produced 49,486 ounces of gold, 44,552 ounces from Kinsley at an average cash cost of $219/oz and 4,934 ounces from Easy Junior at an average cash cost of $292/oz. In 1995, the Company produced 53,063 ounces of gold, 40,667 ounces from Kinsley at an average cash cost of $184/oz and 12,396 ounces from Easy Junior at an average cash cost of $283/oz. The increase in cash production costs at Kinsley from $184/oz to $219/oz between 1995 and 1996 is principally due to a decrease in the grade of ore mined and longer hauls. In 1996, the Company mined 1,853,000 tons of ore at Kinsley with an average grade of .0322 oz/ton gold, principally from the Ridge deposit. In 1995, the Company mined 1,268,000 tons of ore at Kinsley with an average grade of
 .0517 oz/ton gold, principally from the Main deposit, which was depleted by the end of 1995.

     Gold production at Kinsley began in late January 1995. Mining at Easy Junior was completed in the third quarter of 1994; however, gold production from pad rinsing continued in ever decreasing amounts until it ended in December 1996. The decrease in revenue from $20.6 million in 1995 to $19.6 million in 1996 is principally due to the winding down of gold production at Easy Junior, as partially offset by Kinsley being in production for a full year in 1996. The decrease in direct mining, production and holding costs from $15.4 million in 1995 to $14.6 million in 1996 is directly related to the decrease in production, as partially offset by the lower grade of ore mined at Kinsley in 1996.

     General  and  administrative expenses  increased  from  $1.4 million in 1995 to $1.6 million in 1996 due to costs incurred in 1996 associated with the Company's efforts to raise additional equity and debt capital.

     Exploration expenses increased from $30,000 in 1995 to nearly $0.1 million in 1996 as the result of exploration conducted in 1996 on properties acquired late in 1996.

     In 1995, the Company sold its remaining interest in the Robinson copper property for a net gain of $2.4 million; there were no similar transactions in 1996. Interest income and other decreased from nearly $0.2 million in 1995 to nearly $0.1 million in 1996 primarily as the result of lower average balances available for investment in 1996. Interest expense and other decreased from $0.6 million in 1995 to $0.1 million in 1996 principally due to increased capitalization of interest in 1996.

     No provision for income taxes was recognized in 1996 because of the generation of a tax loss and in 1995 because of the utilization of net operating loss carryforwards. As of December 31, 1996, the Company estimates that it has approximately $25.0 million in accumulated net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period 2005 to 2011.

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

     Exploration expenses decreased from $0.3 million in 1994  to
$30,000  in  1995  as the result of the natural progression  from
exploration  to  development  at  Olinghouse,  Copper  Flat   and
Griffon.

     In 1995, the Company realized a gain of $2.6 million from the sale of assets, including $2.4 million realized from the sale of the Company's remaining interest in the Robinson Copper Property. In 1994, the Company realized a gain of $0.3 million from the sale of its remaining mining interests in Montana.

     In 1994, the Company recorded a $0.4 million mark-to-market loss on copper forward contracts. No similar transactions took place in 1995.

     Interest income and other decreased from $0.3 million in 1994 to $0.2 million in 1995 primarily due to less funds available for investment in 1995.

     Interest expense increased from $0.2 million in 1994 to $0.6 million in 1995 as the result of higher average borrowing requirements in 1995 as compared to 1994.

     No provision for income taxes was required for income earned in either 1995 or 1994 because of the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

  GENERAL

     As of December 31, 1996, the Company had negative working capital of $2.6 million, as compared to $0.3 million in negative working capital as of December 31, 1995. This $2.3 million decrease in working capital is primarily due to funds expended on the permitting and development of Olinghouse and Griffon and the permitting of Copper Flat, as partially offset by (i) internal funds generated from gold production at Kinsley and Easy Junior, and (ii) the retirement of convertible debentures via the issuance of common stock and warrants. The Company estimates that it will need at least $5.0 million in outside financing to provide adequate liquidity for the Company's operational and investing and financing activities in 1997. In addition, outside financing, whether from debt or equity or through joint ventures or similar arrangements, will be required to begin site development and construction at Olinghouse, Griffon and Copper Flat.

     The following table summarizes the Company's working capital
(deficit) as of the dates shown (with dollars in thousands):

                                   DECEMBER 31,
                             ------------------------
                                1996          1995
                             ---------      ---------
Working capital (deficit)    $(2,634)         $(312)

Working capital ratio          0.66:1         0.94:1


  OPERATIONS AND CAPITAL EXPENDITURES

     In 1996, 1995 and 1994, the Company spent $8.8 million, $4.6 million and $10.4 million, respectively, for the acquisition of mining claims, permitting and mine planning and the acquisition of plant and equipment, for a total of $23.8 million during the three-year period. In 1996, 1995 and 1994, the Company generated from operations $5.6 million, $4.9 million and $2.2 million, for a total of $12.7 million during the three-year period. The resultant $11.1 million cash shortfall for the three-year period was funded with $3.4 million in cash on hand at the beginning of the three-year period, the receipt of $3.0 million in proceeds from asset sales, the receipt of $4.2 million from a debt settlement and $1.0 million in net borrowings.

  FINANCING ACTIVITIES

     The Company obtained $3.3 million from net financing activities in 1996, used $3.2 million in net financing activities in 1995, and obtained $4.9 million from net financing activities in 1994, for a net total of $5.0 million provided by financing activities during the three-year period. In 1996, the Company realized $3.4 million from net borrowings. In 1995, the Company reduced outstanding debt by $3.2 million. In 1994, the Company realized $4.2 million from a net debt settlement plus $0.9 million from net borrowings, as partially offset by $0.2 million in interest earned on restricted investments.

  1997 OUTLOOK

     For 1997, the Company has budgeted cash expenditures of (i) $2.2 million for permitting and holding costs at Olinghouse, Griffon and Copper Flat, (ii) $5.7 million in debt repayments and associated interest, and (iii) $0.5 million for reclamation. In addition to funds generated from gold production at Kinsley, the Company estimates that it will require at least $5.0 million in outside financing to cover these as well as day-to-day operating and administrative costs. An additional $25.5 million in expenditures for site development, construction, equipment and working capital has been tentatively budgeted for 1997 - $19.6 million for Olinghouse and $5.9 million for Griffon, as well as an additional $5.9 million for drilling and related activities - $0.7 million for Kinsley, $3.0 million for Olinghouse, $0.4 million for Griffon, $0.5 million for Osceola, $0.4 million for Excalibur and $0.9 million for other properties that may be acquired. The timing of these expenditures is dependent upon the receipt of all of the necessary permits and the availability of outside financing. The Company is currently in the process of permitting Olinghouse, Griffon and Copper Flat and is in negotiations with certain parties in connection with such financing. The Company expects to obtain all of the necessary permits and financing; however, there is no assurance that the Company will be able to do so.

     On May 31, 1996, the Company received a line of credit from Gerald Metals, Inc., pursuant to which the Company borrowed $5.0 million (the "Loan") at an interest rate of LIBOR plus two percent. The Company paid Gerald Metals, Inc. three installments of principal each in the amount of $100,000 on December 31, 1996, January 31, 1997 and February 28, 1997. Commencing on March 31, 1997 and continuing on the last day of each month thereafter, the Company was also required to pay Gerald Metals, Inc. an additional nine installments of principal each in the amount of one-ninth of the principal balance of the Loan on February 28, 1997.

     On March 25, 1997, Gerald Metals, Inc. agreed to defer until 1998 amortization of the outstanding balance of the Loan in the approximate amount of $4.7 million. The deferral will be in the form of a new loan in the principal amount of $8.5 million (the "New Loan"), to be used for the repayment of the Loan, working capital, construction of the Griffon mine, and general working capital purposes.

     The New Loan will bear interest at LIBOR plus two percent and will be payable in twelve consecutive monthly installments beginning on January 31, 1998. The New Loan must be repaid from the proceeds from any debt financing on Olinghouse and the proceeds from the sale of any assets. The New Loan will be secured by all personal property of the Company, a first security mortgage on the Kinsley, Olinghouse and Griffon properties, and certain inventory and equipment at Kinsley and Griffon. The New Loan, like the Loan, will contain certain covenants that impose restrictions on the ability of the Company to, among other things, incur additional debt, change the Company's corporate structure, use proceeds from equity financings other than for certain specified purposes, and pay dividends on or repurchase the Company's common stock. In addition, the Company will be required to sell 100% of its gold production to Gerald Metals, Inc. through March 31, 1999, and to enter into a hedging program covering the Company's projected gold production from June 1997 through December 1998. In conjunction with this hedging program, the Company, on March 21, 1997, purchased put options for 108,500 ounces of gold at $335 per ounce, and, to partially offset the cost of the put options, sold call options for 45,000 ounces of gold at $390 per ounce. The put options mature with respect to 3,500 ounces of gold each month from

June 1997 to December 1997, and with respect to 7,000 ounces of gold each month from January 1998 to December 1998. The call options mature with respect to 3,750 ounces of gold from January 1998 to December 1998. See "Items 1 and 2. Business and Properties - Marketing and Hedging" and " -Risk Factors - Risk of Hedging Strategies."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                             PAGE

Report of Independent Public Accountants                      29

Financial Statements:

     -   Balance Sheets as of December 31, 1996 and 1995      30
     -   Statements of Operations for the Years Ended
         December 31, 1996, 1995 and 1994                     32
     -   Statements of Stockholders' Equity for
         Years Ended December 31, 1996, 1995 and 1994         33
     -   Statements of Cash Flows for the Years Ended
         December 31, 1996, 1995 and 1994                     34
     -   Notes to Financial Statements                        36

Supplementary Financial Information is included on page 24.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders and
 Board of Directors of Alta Gold Co.:

We have audited the accompanying balance sheets of Alta Gold Co. (a Nevada corporation) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alta Gold Co. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                     /s/ Arthur Andersen LLP
                                     ARTHUR ANDERSEN LLP


Las Vegas, Nevada
March 25, 1997

                          ALTA GOLD CO.
                         BALANCE SHEETS
                AS OF DECEMBER 31, 1996 AND 1995
                         (In thousands)

                             ASSETS

                                            1996          1995
                                         ----------    ----------
CURRENT ASSETS:
 Cash and cash equivalents               $    518      $    369
 Inventories                                4,568         4,251
 Prepaid expenses and other                   133           201
                                         ----------    ----------
     Total current assets                   5,219         4,821

PROPERTY AND EQUIPMENT, net:
 Mining properties and claims              20,500        18,550
 Buildings and equipment                   13,851        15,063
                                         ----------    ----------
                                           34,351        33,613
Less - accumulated depreciation           (10,237)       (8,049)
                                         ----------    ----------
     Total property and equipment, net     24,114        25,564

DEFERRED MINE DEVELOPMENT COSTS, net       16,037         9,178

OTHER ASSETS                                1,251           836
                                         ----------    ----------
       Total assets                      $ 46,621      $ 40,399
                                         ==========    ==========

         The accompanying notes to financial statements are an integral part of these statements.

                          ALTA GOLD CO.
                   BALANCE SHEETS (CONTINUED)
                AS OF DECEMBER 31, 1996 AND 1995
       (In thousands, except share and per share amounts)

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  1996          1995
                                                --------      --------
CURRENT LIABILITIES:
 Accounts payable                                $  1,378      $   1,064
 Accrued liabilities                                  609            380
 Current portion of long-term
  reclamation liabilities                             449            769
 Current portion of long-term debt                  5,417          2,920
                                                 ---------     ----------
     Total current liabilities                      7,853          5,133

LONG-TERM DEBT, net of current portion              1,993          3,297

DEFERRED INCOME TAXES                                 662            755

LONG-TERM RECLAMATION LIABILITIES,
 net of current portion                               509            826
                                                 ---------     ----------
     Total liabilities                             11,017         10,011
                                                 ---------     ----------
COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value; authorized
  60,000,000 shares, issued 29,022,371 and
  28,452,780 shares, respectively                      29             28
 Additional paid-in capital                        44,328         42,360
 Accumulated deficit                               (8,753)       (12,000)
                                                 ---------     ----------
     Total stockholders' equity                    35,604         30,388
                                                 ---------     ----------
     Total liabilities and stockholders' equity  $ 46,621      $  40,399
                                                 =========     ==========

         The accompanying notes to financial statements are an integral part of these statements.

                          ALTA GOLD CO.
                    STATEMENTS OF OPERATIONS
      FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
       (In thousands, except share and per share amounts)

                                        1996           1995          1994
                                     -----------    -----------   -----------
REVENUE:
 Sales of gold and other metals      $   19,581     $   20,636    $   10,696

OPERATING COSTS AND EXPENSES:
 Direct mining, production,
  reclamation and maintenance costs      14,590         15,396         8,332
 General and administrative               1,611          1,432         1,455
 Exploration                                 92             30           260
                                     ------------   ------------   -----------
                                         16,293         16,858        10,047
                                     ============   ============   ===========
INCOME FROM OPERATIONS                    3,288          3,778           649

OTHER INCOME (EXPENSE):
 Gain on sale of assets                       -          2,589           307
 Loss on forward contract                     -              -          (398)
 Interest and other income                   92            167           279
 Interest expense                          (133)          (645)         (215)
                                     ------------    -----------   -----------
                                            (41)         2,111           (27)
                                     ------------    -----------   -----------
INCOME BEFORE PROVISION
FOR INCOME TAXES AND
EXTRAORDINARY ITEM                        3,247          5,889           622

PROVISION FOR INCOME TAXES                    -              -             -
                                     ------------    -----------   -----------
INCOME BEFORE
 EXTRAORDINARY ITEM                       3,247          5,889           622

EXTRAORDINARY ITEM:
 Gain on extinguishment of debt               -              -         2,182
                                     ------------   ------------  ------------
NET INCOME                           $    3,247     $    5,889    $    2,804
                                     ============   ============  ============
NET INCOME PER SHARE:
 Income before extraordinary item    $      .11     $      .21    $      .02
 Extraordinary item                           -              -           .08
                                     ------------   ------------  ------------
 Net income                          $      .11     $      .21    $      .10
                                     ------------   ------------  ------------
WEIGHTED-AVERAGE COMMON
SHARES OUTSTANDING                   30,362,011     28,337,506    27,608,897
                                     =============  ============  ============

         The accompanying notes to financial statements are an integral part of these statements.


                          ALTA GOLD CO.
               STATEMENTS OF STOCKHOLDERS' EQUITY
      FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                         (In thousands)



                                      COMMON STOCK       ADDITIONAL
                                    -----------------     PAID-IN      ACCUMULATED
                                    SHARES     AMOUNT     CAPITAL        DEFICIT         TOTAL
                                    -------    ------    ----------    -----------    ----------

Balance, December 31, 1993          27,004    $    27    $ 39,907     $  (20,693)     $  19,241
 Common stock issued
  for compensation                      44          -          50              -             50
 Common stock issued in
  conjunction with acquisition
  of mining properties and claims      903          1       1,842              -          1,843
 Net income                              -          -           -          2,804          2,804
                                   --------   --------   ---------    -----------    -----------

Balance, December 31, 1994          27,951         28      41,799        (17,889)        23,938
 Common stock issued
  for compensation                      41          -          47              -             47
 Contribution from
  shareholder                            -          -          14              -             14
 Common stock issued for
  repayment of debt                    461          -         500              -            500
 Net income                              -          -           -          5,889          5,889
                                   --------   --------   ---------    -----------    -----------

Balance, December 31, 1995          28,453         28      42,360        (12,000)        30,388
 Common stock issued
  for compensation                      51          -          79              -             79
 Common stock issued for
  exercise of stock options             78          -          39              -             39
 Common stock issued in
  conjunction with acquisition
  of mining properties and claims       40          -         160              -            160
 Common stock issued upon
  conversion of debt                   400          1       1,599              -          1,600
 Compensation expense for
  stock options                          -          -         128              -            128
 Other                                   -          -         (37)             -            (37)
 Net income                              -          -           -          3,247          3,247
                                   --------   --------   ---------    -----------    -----------

Balance, December 31, 1996          29,022    $    29    $ 44,328     $   (8,753)     $  35,604
                                   ========   ========   =========    ===========    ===========

         The accompanying notes to financial statements are an integral part of these statements.

                          ALTA GOLD CO.
                    STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                         (In thousands)


                                                  1996        1995       1994
                                               ---------   ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                     $  3,247    $  5,889   $   2,804
 Adjustments to reconcile net income to net
  cash provided by operating activities-
    Depreciation, depletion and amortization       3,087       3,350         967
    Net gain on sale of assets                         -      (2,589)       (307)
    Gain on extinguishment of debt                     -           -      (2,182)
    Stock issued for compensation
     and other services                               79          47          50
    Compensation expense for stock options           128           -           -
   Interest expense on term loan payable to
     Mase Westpac Ltd.                                 -           -         194
   Loss on forward copper delivery contracts           -           -         398
   Decrease (increase) in -
     Inventories                                    (317)       (445)       (453)
     Prepaid expenses and other                     (347)        519         424
   Increase (decrease) in -
     Accounts payable                                314      (1,141)        978
     Accrued and other liabilities                  (523)       (690)       (701)
     Deferred income taxes                           (93)          -           -
                                                 ---------   ---------  ---------
Net cash provided by operating activities          5,575       4,940       2,172
                                                 ---------   ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment              (1,644)     (1,474)     (8,677)
 Additions to deferred mine development costs     (7,147)     (3,084)     (1,692)
 Proceeds from sale of property and equipment          -         240         353
 Proceeds from sale of royalty interest                -       2,425           -
                                                ---------   ---------   ---------
Net cash used in investing activities             (8,791)     (1,893)    (10,016)
                                                ---------   ---------   ---------

         The accompanying notes to financial statements are an integral part of these statements.

                          ALTA GOLD CO.
              STATEMENTS OF CASH FLOWS (CONTINUED)
      FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                         (In thousands)


                                            1996         1995            1994
                                         ---------   -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from debt settlement           $      -    $       -        $  4,214
 Proceeds from issuance of debt             5,500        5,853           1,000
 Payments on debt                          (2,137)      (9,016)           (147)
 Proceeds from exercise of stock
  options                                      39            -               -
 Other                                        (37)          14            (184)
                                         ---------   ----------      ----------
Net cash provided by (used in)
 financing activities                       3,365       (3,149)          4,883
                                         ---------   ----------      ----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                         149         (102)         (2,961)

CASH AND CASH EQUIVALENTS:
 Beginning of year                            369          471           3,432
                                         ---------   ----------      ----------
 End of year                             $    518    $     369        $    471

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
  Cash paid during the year for-
   Interest, net of amount capitalized   $    262    $     357        $     13
                                         =========   ==========      ==========
   Income taxes                          $     36    $      67        $     18
                                         =========   ==========      ==========
SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

  Equipment purchased with debt          $    707    $     761        $      -
                                         =========   ==========      ==========
  Mining properties and claims
   acquired with debt                    $      -    $       -        $  7,947
                                         =========   ==========      ==========
  Mining properties and claims
   acquired with common stock            $    160    $       -        $  1,843
                                         =========   ==========      ==========
  Debt retired with common stock         $  1,600    $     500        $      -
                                         =========   ==========      ==========
  Mining properties and claims
   purchase price adjustment             $  1,400    $       -        $      -
                                         =========   ==========      ==========
  Gold in process transferred
   from deferred development to
   gold inventories                      $      -    $       -        $  1,229
                                         =========   ==========      ==========
  Interest capitalized on zero
   coupon debentures                     $    123    $     113        $     59
                                         =========   ==========      ==========

         The accompanying notes to financial statements are an integral part of these statements.

                          ALTA GOLD CO.

                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996


(1)  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying financial statements include the accounts of Alta Gold Co. (the "Company"), which was incorporated in Nevada in 1962. The Company is engaged in the exploration, development, mining and production of gold on properties located in Nevada. The Company also owns three base metal properties, located in the western United States.

During the years ended December 31, 1996, 1995, and 1994, the
Company sold approximately 100%, 86% and 100%, respectively, of its gold production to one company.

     KINSLEY

In 1993, the Company entered into an option agreement with Cominco American Resources Incorporated ("Cominco") and USMX, INC. ("USMX") to purchase a 100% interest in the Kinsley gold property, located near Ely, Nevada, for a total purchase price of $3,000,000 consisting of $2,000,000 cash and shares of common stock of the Company with a market value of $1,000,000. During 1994, the Company exercised its option and acquired the Kinsley gold property. The Company made an initial cash payment of $1,000,000 (which included option payments of $50,000 made in 1993) and issued 420,683 shares of common stock which had a market value of $500,000. The Company paid the remaining $1,000,000 in cash and issued 461,095 shares of common stock of the Company with a market value of $500,000 in 1995. Under provisions of the purchase agreement, the market value of the Company's common stock was based on the average closing price of the Company's stock for the 30 trading days immediately preceding the issuance of the stock.

Cominco and USMX have a right of first refusal with respect to future sales or transfers of Kinsley interests to third parties as well as rights to acquire a 25% working interest in the Kinsley gold property if gold production exceeds a total of 300,000 ounces and an additional 24% working interest if gold production exceeds a total of 500,000 ounces.

     COPPER FLAT

During 1994, the Company acquired a 100% interest in the Copper Flat project which is located in the Hillsboro Mining District, east of Silver City, New Mexico, from Gold Express Corporation ("Gold Express"). In addition to approximately $600,000 in option payments paid in 1993, the purchase price for the Copper Flat property consisted of: (i) $800,000 in cash, (ii) a 6% convertible subordinated debenture in the principal amount of $1,500,000 due two years after the date of acquisition, (iii) a 6% convertible subordinated debenture in the principal amount of $1,500,000 due four years after the date of acquisition, and (iv) a $4,000,000 subordinated zero coupon debenture due fourteen years after the date of acquisition.

The debentures were subject to a right of offset in the event that the Company suffered any loss, cost, damage, injury or expense as a result of a breach by Gold Express of any provision of the asset purchase agreement under which the debentures were issued. The Company identified several breaches made by

Gold Express and exercised its right of offset. In June 1996, the Company entered into a settlement with Gold Express' successor in interest, StarTronix International, Inc. ("StarTronix"), to convert $1,600,000 of the $3,000,000 convertible debentures into 400,000 shares of the Company's common stock and warrants to buy an additional 400,000 shares of the Company's common stock at a price of $4.00 per share. The warrants were determined to have a de minimis value. The difference was credited against the original cost of certain mining properties and claims for which the original debentures were issued.

Concurrent with the acquisition of the interest in the Copper Flat project, the Company issued 375,000 restricted common shares of the Company to the owner of a reserved interest in exchange for capping the net smelter return royalty at 2-1/2 % during the life of the project. Under the terms of this agreement, the Company was obligated to pay the owner of this reserved interest the difference between $4.00 per share and the closing price, if less than $4.00 per share, of the Company's common stock as of the second anniversary date of the common stock issuance as multiplied by a maximum of 250,000 shares. In 1996, a payment of $109,000 was made to the owner of the reserved interest to satisfy this obligation.

Pursuant to the terms of the purchase agreement, the Company granted Gold Express a provisional copper production royalty, which provides for a royalty based on 50% of the quantity of copper produced from the Copper Flat property during a calendar quarter. The maximum amount of the royalty over the life of the mine is $4,000,000 and any royalty payments made by the Company will be credited, on a dollar for dollar basis, against the principal amount owed under the $4,000,000 zero coupon debenture.

The Copper Flat project is subject to a reserved interest held by Gold Express' predecessor in interest. The reserved interest required payments of a 2-1/2 % net smelter return royalty. Until production commences, the Company must pay the predecessor in interest $150,000 in annual advanced royalties which will be credited against the net smelter royalty when production commences.

     OLINGHOUSE

During 1994, the Company acquired a 100% interest in the Olinghouse gold property, located 30 miles east of Reno, Nevada, from the Phelps Dodge Mining Company for a total purchase price of $6,875,000 consisting of $4,625,000 in cash and a promissory note in the amount of $2,250,000 which was paid in July 1995.

     GRIFFON

During 1994, the Company acquired from Griffon Resources, Inc. ("GRI") the Griffon gold deposit located near Ely, Nevada. Under the terms of the purchase agreement, the Company is required to make annual holding payments of $40,830 through 1996 and pay production royalties of $13.60 per ounce of gold for the first 50,000 ounces of production and a maximum of $10.00 per ounce of gold on any subsequent production.

The Company is currently in the process of obtaining the necessary permits and approvals to begin development of the mine and in the event the property is not in production by October 1997, the purchase agreement requires that the Company return the property to GRI at that time, unless production is prevented by reasons of force majeure, including governmental imposed delays.

     EASY JUNIOR

The Company owns a 100% interest in the Easy Junior mine which is located near Ely, Nevada. Mining operations were completed in the third quarter of 1994 with the exception of crushing and leaching activities. Crushing activities were completed in the first quarter of 1995 and leaching activities were completed in the fourth quarter of 1996.

     WARD AND TAYLOR OPERATIONS

The Company's main base metal property in Nevada is the Ward zinc mine ("Ward"). Production mining at Ward commenced in 1989 and the Company began milling the Ward ore at the Taylor mill in 1990. The Company suspended mining operations in March 1991 as a result of declining zinc prices and higher than anticipated operating costs. The Taylor mill continued operating in 1991 until the mined ore stockpiles were processed. The net book value of property, equipment, claims and deferred mine development costs at Ward and the Taylor mill is approximately $8,500,000 at December 31, 1996.

     ROBINSON COPPER PROJECT

In January 1995, the Company sold its royalty interest in the Robinson project for $2,425,000 in cash. The Company had previously owned a working interest in the Robinson project through 1991. At the time of the sale, the royalty interest had no book value, and accordingly, the Company recognized a gain of $2,425,000 on the sale of assets which is included in the accompanying 1995 statement of operations.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     MANAGEMENT'S USE OF ESTIMATES

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

     CASH AND CASH EQUIVALENTS

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Such investments are carried at cost which approximates fair value.

     INVENTORIES

Inventories of in-process mineral products and consumable supplies are stated at the lower of cost (using the first-in, first-out method) or market value. Inventories of refined products are stated at market value.

Inventories consist of the following as of December 31, 1996 and 1995 (in thousands):


                                      1996        1995
                                    --------    --------
      Precious metals:
        Refined products            $   132     $   238
        In process                    4,293       3,765
      Consumable supplies               143         248
                                    --------    --------
                                    $ 4,568     $ 4,251
                                    ========    ========

     PROPERTY AND EQUIPMENT

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

Deferred mine development costs are recorded at cost and amortized to operations over the expected productive lives of the properties using the units-of-production method based on estimated reserves. The recoverability of deferred mine development costs is dependent upon future metals prices. Whenever events or circumstances indicate that the carrying amount of the deferred development costs may not be recoverable, the Company analyzes the impact of these changes and their effect on the future cash flows of a property. If the sum of the undiscounted future cash flows is less than the carrying amount of a property, the Company's policy is to write the assets down to their fair value.

The Company capitalizes interest costs associated with significant projects which have been approved for development and for which development activities are in process. Interest capitalized during the years ended December 31, 1996, 1995 and 1994 totaled $384,000, $286,000 and $264,000, respectively.

     RECLAMATION COSTS

Minimum standards for mine reclamation have been established by various governmental agencies which affect certain operations of the Company. The Company accrues estimated reclamation costs during the property's productive life based on estimated reserves using the units-of-production method.

     REVENUE RECOGNITION

The Company recognizes revenue for all sales of mineral products at the point of transfer to the buyer. Sales of certain metal by-products are accounted for as a reduction to direct mining and production costs.

     HEDGING ACTIVITIES

The Company may enter into forward sales and other hedging transactions related to future production to hedge the effect of price changes on metals produced by the Company. The effect of forward sales are reflected in operations when the related metals are delivered from production. At December 31, 1996, the Company had no outstanding forward sales, put, call or other contracts related to future production.

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

     INCOME TAXES

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES, which requires recognition of deferred income tax assets and liabilities for the consequences of temporary differences between amounts reported for financial and income tax purposes. SFAS No. 109 also requires the recognition of future tax benefits of deferred tax assets related to net operating loss carryforwards and certain other temporary differences to the extent that realization of such deferred tax assets is more likely than not; otherwise a valuation allowance is applied.

     NET INCOME PER SHARE

Net income per share is computed based on the weighted average number of shares and common stock equivalents, if dilutive, actually outstanding during the year. Common stock equivalents are the shares that would be outstanding assuming exercise of dilutive stock warrants and options and fulfillment of employee stock compensation agreements. No common stock equivalents were included in the calculation of net income per share for the years ended December 31, 1995 and 1994 because they had a de minimus effect on net income per share.

     RECLASSIFICATIONS

Certain reclassifications have been made to the prior periods' financial statements to conform with the current year presentation. These reclassifications had no effect on net income.

(3)  DEFERRED MINE DEVELOPMENT COSTS

Deferred mine development costs as of December 31, 1996 and 1995, are summarized as follows by mining area (in thousands):


                                        1996        1995
                                      ---------   ---------
      Olinghouse                      $  6,687    $  2,005
      Ward and Taylor                    4,389       4,389
      Copper Flat                        4,025       2,747
      Kinsley                            1,907       1,148
      Griffon                              946         394
                                      ---------   ---------
                                        17,954      10,683
      Less-accumulated amortization     (1,917)     (1,505)
                                      ---------   ---------
                                      $ 16,037    $  9,178
                                      =========   =========

(4)  LONG-TERM DEBT

Long-term debt as of December 31, 1996 and 1995 consists of the following (in thousands):


                                                                 1996        1995
                                                               --------    --------
Note payable to Gerald Metals; interest at LIBOR plus 2%
 (7.6% at December 31, 1996); due November 30, 1997;
 secured by a first priority mortgage on the Kinsley
 gold property                                                 $  4,900    $      -
Zero coupon $4,000,000 subordinated debenture; discounted
 at an imputed interest rate of 9%; due June 14, 2008             1,492       1,369
Notes payable; interest at various rates of 8.5% to 16.1%;
 due at various dates between April 1998 and June 1999;
 secured by equipment                                             1,018         673
Amount due under a bank credit facility; interest at prime
 plus 2% (10.25% at December 31, 1996); paid in 1996;
 secured by equipment                                                 -       1,125
Subordinated convertible debenture; interest at 6%;
 converted in 1996                                                    -       1,500
Subordinated convertible debenture; interest at 6%;
 converted in 1996                                                    -       1,500
Note payable; interest at 10%; paid in 1996; unsecured                -          50
                                                              ----------   ---------
                                                                  7,410       6,217

Less- current portion                                            (5,417)     (2,920)
                                                              ----------   ---------
  Total long-term debt                                         $  1,993    $  3,297
                                                              ==========   =========

The two subordinated convertible debentures were converted into 400,000 shares of the Company's common stock and warrants to buy an additional 400,000 shares of the Company's common stock at $4.00 per share in June 1996. The remaining book value of the debt was offset against the cost of certain mining properties and claims under the terms of the Copper Flat purchase agreement (see
Note 1).

The note payable to Gerald Metals contains certain covenants that impose various restrictions on the ability of the Company to, among other things, incur additional debt, change the Company's corporate structure and pay dividends on or repurchase the Company's common stock. In addition, the Company is required to sell 100% of its gold production to Gerald Metals through May 31, 1998.

In management's opinion, the fair market value of long-term debt approximated book value at December 31, 1996 and 1995. The fair value of long-term debt is based on the present value of expected future cash flows discounted by the Company's estimated incremental borrowing rate.

At December 31, 1996, maturities of the Company's long-term debt are as follows (in thousands):


          Year ending December 31,
               1997                 $ 5,417
               1998                     396
               1999                     105
               2000                   -
               2001                   -
               Thereafter             1,492
                                    --------
                                    $ 7,410
                                    ========

(5)  INCOME TAXES

The components of the net deferred tax asset (liability) as of December 31, 1996 and 1995, are summarized as follows (in thousands):


                                                1996           1995
                                              --------       --------
Deferred tax assets:
   Net operating loss carryforwards           $ 8,750        $ 6,642
   Reclamation and other reserves                 381            598
   Other                                           85            188
                                              --------       --------
                                                9,216          7,428
   Less - valuation allowance                  (5,667)        (6,985)
                                              --------       --------
   Total deferred tax assets                    3,549            443
                                              --------       --------
Deferred tax liabilities:
   Depreciation, depletion and amortization    (3,549)          (443)
   Alternative minimum taxes                     (662)          (755)
                                              --------       --------
   Total deferred tax liabilities              (4,211)        (1,198)
                                              --------       --------
      Net deferred income taxes               $  (662)       $  (755)
                                              ========       ========

SFAS No. 109 requires the recognition of future tax benefits of deferred tax assets related to net operating loss carryforwards and certain temporary differences to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied. At December 31, 1996 and 1995, the Company determined that $5,667,000 and $6,985,000, respectively, of previously unrecognized tax benefits did not satisfy the recognition criteria set forth in SFAS No. 109 because of the Company's history of prior operating results; therefore, a valuation allowance was recorded to reserve the applicable deferred tax assets. During the years ended December 31, 1996, 1995 and 1994, no income tax provision was recognized due to utilization of net operating loss carryforwards.

The following is a reconciliation between the "expected" provision for income taxes using the statutory Federal income tax rate (35%) and the provision for income taxes for each of the three years ended December 31, 1996 (in thousands):


                                                        1996        1995        1994
                                                      --------    --------    --------
   Computed "expected" provision for income
     taxes at the Federal statutory rate              $  1,136    $   2,061   $    997
   Utilization of net operating loss carryforwards      (1,140)      (2,053)    (1,005)
   Other                                                     4           (8)         8
                                                      ---------   ----------  ---------
   Provision for income taxes                         $      -    $       -   $      -
                                                      =========   ==========  =========

As of December 31, 1996, the Company had the following income tax carryforwards available for income tax purposes (in thousands):


                                                      EXPIRATION
                                                        DATES         AMOUNTS
                                                      ----------      -------
    Federal regular tax operating loss
     carryforwards                                   2005 to 2011     $25,001

    Federal AMT operating loss
     carryforwards                                       2007         $ 1,891


(6)  RECLAMATION AND ENVIRONMENTAL COSTS

     GENERAL

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

The Company's mining, exploration, development and operational activities are subject to Federal, state and local laws as well as various governmental agency regulations that require the Company to protect the environment. The laws and regulations governing mining operations are continually changing and generally are becoming more restrictive. Consequently, the Company's current estimates of its reclamation obligations and its current level of expenditures to perform ongoing reclamation may change in the future. At the present time, however, the Company cannot predict the outcome of future regulation or its impact on costs. Failure to comply with applicable laws and regulations can result in delays in operations, injunctive actions and damages as well as civil and criminal penalties. To the extent that planned production on its properties is delayed, interrupted or discontinued because of regulation, future earnings of the Company would be adversely affected. The Company believes its operations are presently in substantial compliance with applicable air and water quality laws and regulations.

A portion of the Company's reclamation obligation relates to former mining properties acquired by the Company. For the obligations recorded on these properties, actual expenditures for reclamation may occur over a number of years.

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

     RESTRICTED RECLAMATION DEPOSITS

Certain regulatory agencies, such as the Bureau of Land Management and the Environmental Protection Agency, review the Company's reclamation and environmental obligations and require the Company to hold restricted deposits at financial institutions or with the appropriate agency to ensure that adequate funds will be available to meet estimated future reclamation costs. Such deposits, totaling $870,000 and $609,000 as of December 31, 1996 and 1995, respectively, are classified as other assets in the accompanying balance sheets.

     SHASTA PROPERTY

In January 1996, the Company entered into a settlement agreement with the California Sportfishing Protection Alliance ("CSPA") related to certain property owned by the Company in Shasta County, California. The CSPA had previously filed an action against the Company under the Clean Water Act. The Company agreed to pay the CSPA $450,000 and make certain expenditures related to reclamation and clean-up. Under the terms of the settlement, the Company paid the CSPA $200,000 in 1996, $150,000 on January 31, 1997, and must pay $100,000 before January 31, 1998. These 1997 and 1998 payment obligations have been included in reclamation liabilities in the accompanying balance sheets.

In April 1996, the Company entered into a settlement agreement with various companies which also owned property in Shasta County and which the Company alleged to have contributed to any environmental damage in the area. The Company received $380,000 from the various companies and was indemnified against present and future claims, except for costs incurred as a result of the CSPA settlement.

(7)  COMMITMENTS AND CONTINGENCIES

     LITIGATION

The Company is the subject of legal proceedings in various stages, which it considers routine to its business activities. It is management's opinion that these matters will not have a material adverse effect on the Company's financial position or results of operations.

     PURCHASE COMMITMENT

The Company formerly rented office facilities in Ely, Nevada. In 1994, it exercised an option to purchase these facilities. The option provides for payments of $200,000 in cash, 100,000 shares of restricted common stock of the Company, and a $1,000,000 note payable, payable in six annual installments with interest at prime plus 1% (9.25% at December 31, 1996). The Company has made the initial $200,000 non-refundable payment under terms of the option. However, before the Company acquires the property, the seller is responsible for correcting certain environmental problems at the site.

The Company is awaiting the resolution of the environmental issues before completing the purchase. The $200,000 is included in other assets in the accompanying balance sheets.

     ROYALTY AGREEMENTS, MINERAL LEASES AND WORK COMMITMENTS

Some of the Company's properties are subject to minimum royalties and production royalties ranging from 1/2% to 6% of net smelter returns or gross sales price, as defined. In addition, certain development properties are subject to work commitments. These minimum royalty payments, mineral leases and work commitments are terminable upon notice by the Company and, therefore, are not reflected as liabilities in the accompanying balance sheets.

In conjunction with the acquisition of the Olinghouse gold property, the Company assumed mineral leases for land on which most of the resource occurs. Payments of mineral leases in 1996 and 1995 totaled $460,000 and $267,000, respectively. At December 31, 1996, minimum lease payments under these leases are as follows (in thousands):


          Year ending December 31,
               1997                    $   452
               1998                        464
               1999                        215
               2000                        231
               2001                        238
               Thereafter                2,326
                                       --------
                                       $ 3,926
                                       ========

     OPERATING LEASES

The Company leases its corporate headquarters in Henderson, Nevada. Under the terms of the lease, the Company is required to make monthly rent payments which increase annually based on the increase in the consumer price index, with each annual increase to be no less than 4% and no more than 8%. Rental expense which is included in general and administrative expenses was $105,000 and $100,000 for the years ended December 31, 1996 and 1995, respectively. Minimum rental payments under the lease are approximately $109,000, $114,000 and $21,000 for the years ending December 31, 1997, 1998 and 1999, respectively.

     INSURANCE COVERAGE

The Company carries insurance against property damage, including boiler and machinery insurance, and also comprehensive general liability, including liability policies applicable to motor vehicles. The Company is also insured against dishonesty and gold and silver bullion losses, as well as losses of products in transit. The Company has elected not to insure against business interruption. The Company cannot economically insure for environmental pollution and has elected not to insure for mine cave-ins and other possible natural hazards consistent with industry practice.

(8)  EMPLOYEE BENEFIT PLANS

     401(K) PLAN

The Company has a deferred compensation plan pursuant to Section
401(k) of the Internal Revenue Code for all regular full-time employees who have reached the age of 21 and completed one year of service.

The Company's contributions to the plan are at the discretion of the Company's Board of Directors. It has been the Company's policy to match the participant's voluntary salary deferrals at the rate of 100% to a maximum of 5% of pay. Amounts expensed under the plan for the years ended December 31, 1996, 1995 and 1994 totaled $130,000, $119,000, and $111,000, respectively.

     STOCK-BASED COMPENSATION PLANS

The Company has adopted the 1994 Employee Stock Option Plan (the
"1994 Plan"). In addition, the Company has granted options pursuant to various employment agreements.

1994 Plan -- In June 1994, the Company's stockholders approved the 1994 Plan, under which all employees of the Company, as well as persons who perform substantial services for or on behalf of the Company, are eligible to receive options to purchase shares of the Company's common stock. The Company reserved 1,000,000 shares of common stock for issuance under the 1994 Plan and the Company's Board of Directors were authorized to establish a committee (the "Committee") to administer all aspects of the 1994 Plan, including selection of people to receive options, the number of options to be granted (up to a maximum of 1,000,000) and the establishment of the general terms of each option grant. The options granted in 1994 and 1995 vest over periods ranging from two to four years and are exercisable over a period of ten years. No options were granted in 1996.

In 1991 and 1992, the Company entered into a four-year and a three-year employment agreement with its Chairman and Chief Executive Officer ("CEO") and its Chief Financial Officer ("CFO"), respectively. As an employment signing bonus, the Company granted the CEO and CFO options to purchase 500,000 and 80,000 shares of common stock, respectively, at a price of $.75 per share. The options became exercisable ratably over a four-year period and are exercisable for a period of ten years.

In 1995, the Company entered into three-year employment agreements with the CEO, CFO, and the Vice President of Engineering and Construction. Under the terms of the employment agreements, the three officers were granted options to purchase 375,000, 120,000, and 90,000 shares of common stock, respectively, at a price of $.75 per share. The options become exercisable ratably over a three-year period and are exercisable over a period of ten years. These options require approval from the Company's shareholders at the 1997 annual meeting.

The Company accounts for these stock options under Accounting Principles Board Opinion No. 25, under which compensation cost is determined as the difference in the fair market value of the shares on the date the options are granted and the exercise price of the options. For the years ended December 31, 1996 and 1995, had the compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


                                           1996              1995
                                       ------------      ------------
     Net Income
         As reported                   $ 3,247,000       $ 5,889,000
                                       ============      ============
         Pro forma                     $ 3,175,000       $ 5,817,000
                                       ============      ============
     Earnings per share
         As reported                     $    .11          $    .21
                                         =========         =========
         Pro forma                       $    .10          $    .21
                                         =========         =========

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the status of the Company's 1994 Plan and options related to employment agreements for each of the three years in the period ended December 31, 1996, is presented in the table and narrative below (shares in thousands):


                                        1994                  1995                1996
                              ----------------------  --------------------  ------------------
                                           WTD. AVG.             WTD. AVG.           WTD. AVG.
                                SHARES    EX. PRICE     SHARES  EX. PRICE    SHARES  EX. PRICE
                              ---------  -----------  --------- ----------  -------- ---------

Outstanding,
 beginning of year                580       $.75        1,302    $1.08       1,580    $1.20
   Granted                        722      $1.34          333    $1.72         -        -
   Exercised                      -          -            -        -           (98)   $1.34
   Canceled                       -          -            (55)   $1.34         -        -
                              --------                --------             --------
Outstanding, end of year        1,302      $1.08        1,580    $1.20       1,482    $1.19
                              ========                ========             ========
Exercisable at end of year        415       $.75          764     $.91       1,037    $1.05
                              ========                ========             ========
Weighted average fair value
 of options granted           $   .61                 $   .78              $   -
                              ========                ========             ========

At December 31, 1996, 580,000 of the 1,482,000 options
outstanding have a weighted average exercise price of $.75 and a weighted average remaining contractual life of 9.1 years. All of these options are exercisable. The remaining 902,000 options have exercise prices between $1.34 and $1.72, with a weighted average exercise price of $1.48 and a weighted average remaining contractual life of 8.4 years. 457,000 of these options are exercisable and their weighted average exercise price is $1.42.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.5 percent; expected dividend yield of 0.0 percent; expected life of 4.0 years; expected volatility of 49 percent.

(9)  STOCKHOLDERS' EQUITY

     NON-EMPLOYEE DIRECTOR STOCK OPTION AND STOCK COMPENSATION
     AGREEMENTS

In December 1996, the Company granted options to purchase 35,000 shares of the Company's common stock at a price of $3.53 per share to directors as directors' compensation. The options became exercisable immediately and remain exercisable for a period of ten years from the grant date. Compensation cost of $38,000 was recognized based on the fair value of the options. During the years ended December 31, 1996, 1995 and 1994, the Company issued 50,833, 40,834 and 44,166 shares, respectively, of its restricted common stock to directors as directors' compensation.

     OTHER NON-EMPLOYEE STOCK OPTIONS

In March 1995, the Company granted Gerald Metals an option to purchase 150,000 shares of the Company's common stock at a price of $1.03 per share in consideration for, and as part of, an agreement between the two companies for precious metal sales and hedging activities. The option became exercisable immediately and remains exercisable for a period of five years from the grant date.

In May 1996, the Company granted Gerald Metals an option to purchase 75,000 shares of the Company's common stock at a price of $3.75 per share in connection with a loan from Gerald Metals (see Note 4). The option became exercisable immediately and remains exercisable for a period of five years from the grant date. The Company capitalized the fair value of these options totaling $72,000 as deferred financing fees which are being amortized to interest expense over the life of the loan.

     NON-EMPLOYEE STOCK WARRANTS

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

In November 1995, the Company issued 50,000 warrants to purchase shares of its common stock at an exercise price of $2.00 per share to an investment company in connection with a loan made to the Company (see Note 4). These warrants became exercisable immediately and remain exercisable for a period of three years from the grant date.

In June 1996, the Company issued 400,000 warrants with an exercise price of $4.00 per share as part of a settlement to retire subordinated debentures issued in conjunction with the acquisition of Copper Flat (see Notes 1 and 4). These warrants became exercisable immediately and remain exercisable for a period of five years from the grant date.

(10) RELATED PARTY TRANSACTIONS

     DIRECTORS' COMPENSATION

At December 31, 1996 and 1995, the Company had accrued compensation totaling approximately $70,000 and $101,000, respectively, for non-employee directors of the Company.

     EMPLOYMENT AGREEMENTS

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

     CONTRIBUTION FROM SHAREHOLDER

During 1995, a director of the Company purchased shares of the Company's common stock on the open market and sold those shares at a profit within six months of the purchase, in violation of SEC regulations. In accordance with Section 16(b) of the Securities and Exchange Act of 1934, the profits of $14,000 were turned over to the Company and credited to additional paid-in-capital.

(11) DEBT EXTINGUISHMENT

During 1991, one of the Company's former bank lenders filed an action to recover the entire balance under a revolving credit agreement. Subsequently, the Company filed a countersuit against the lender seeking a declaratory judgment that the Company was not in default under the revolving credit agreement and alleging, among other items, breach of contract.

In May 1994, the Company entered into a settlement with the lender and related parties which resulted in the full and complete settlement of any and all litigation and claims. As a result of the settlement, the Company realized an extraordinary gain from the extinguishment of debt of $2,182,000.

(12) SUBSEQUENT EVENTS

Effective March 25, 1997, Gerald Metals, Inc. committed to replace the $4,900,000 principal balance of the note payable that was outstanding as of December 31, 1996 with a new loan facility in the amount of $8,500,000, with closing to take place in April 1997. The new loan facility will bear interest at a rate of LIBOR plus 2% and amounts borrowed thereunder will be repaid ratably over a twelve month period beginning in January 1998. The new loan facility will be secured by a first priority mortgage on the Kinsley, Olinghouse and Griffin gold properties and will contain covenants that impose various restrictions on the ability of the Company to, among other things, incur additional debt, change the Company's corporate structure, use proceeds from equity financings other than for certain specified purposes, and pay dividends or repurchase the Company's common stock. In addition, the Company will be required to sell 100% of its gold production to Gerald Metals, Inc. through March 31, 1999 and to enter into a hedging program covering the Company's projected gold production from June 1997 through December 1998. In conjunction with this hedging requirement, the Company, on March 21, 1997, purchased put options for 108,500 ounces of gold at $335 per ounce, and, to partially offset the cost of the put option, sold call options for 45,000 ounces of gold at $390 per ounce. The put options mature with respect to 3,500 ounces of gold each month from June 1997 to December 1997, and with respect to 7,000 ounces of gold each month from January 1998 to December 1998. The call options mature with respect to 3,750 ounces of gold from January 1998 to December 1998.

ITEM 9.  CHANGES   IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") in connection with the Company's Annual Meeting of Stockholders to be held on June 13, 1997.

ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Company's Annual Meeting of Stockholders to be held on June 13, 1997.

ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Company's Annual Meeting of Stockholders to be held on June 13, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Company's Annual Meeting of Stockholders to be held on June 13, 1997.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

                                                             PAGE
(a) 1.   Financial Statements:                               28

         See Index to Financial Statement

    2.   Financial Statement Schedules:

         None required.

(b) Reports on Form 8-K:

         Form  8-K, Item 5, for an event dated January  20,
         1997, reporting the Company's Amended and Restated
         Articles of Incorporation and Amended and Restated
         Bylaws.

(c) Exhibits:

The following listed documents are included herein or have been incorporated by reference from previous reports filed with the Securities and Exchange Commission:

    3.01     Restated  Articles  of  Incorporation  of  Alta
             Gold Co. (16)

    3.02     Restated Bylaws of Alta Gold Co. (16)

    4.01     See Exhibit 3.01

    4.02     See Exhibit 3.02

    4.07     See Exhibit 10.33

    4.08     See Exhibit 10.34

    4.03     See Exhibit 10.18

    4.04     See Exhibit 10.19

    4.05     See Exhibit 10.28

    4.06     See Exhibit 10.31

    10.01 Exchange Agreement dated June 30, 1988, by and among Silver King Mines, Inc., Pacific Silver Corporation, Alta Gold Co. ("Alta"), NERCO Minerals Company, and Resource Associates of Alaska ("RAA") relating to the exchange of Alta's interest in the Taylor Property with RAA for an undivided one-half interest in the Shoshone Property. (1)

    10.02 Alta-NERCO Joint Venture Agreement, dated July 1, 1988, by and between Alta Gold Co. and Resource Associates of Alaska, Inc., relating to the formation of the Alta-NERCO Joint Venture. (1)

    10.03 Amended and Restated Gold Production Purchase Agreement between Mase Westpac Limited, New York Branch and Alta Gold Co., dated January 3, 1990 and relating to the purchase of 38,000 ounces of gold. (2)

    10.04    Loan  Agreement between J. Aron &  Company  and
             Alta  Gold Co., dated as of February 26,  1990.
             (2)

    10.05    Warrant  Purchase Agreement between  Alta  Gold
             Co.  and  J.  Aron  &  Company,  dated  as   of
             February 26, 1990. (2)

    10.06    Master  Agreement  between the  Company,  Magma
             Copper Company and Magma Nevada Mining Company dated as of December 14, 1990. (3)

    10.07 Consent, Lease Termination and Asset Transfer Agreement among the Echo Bay Group, Magma Copper Company, Magma Nevada Mining Company and the Company dated as of December 14, 1990.
             (3)

    10.08    Limited   Partnership   Agreement   among   the
             Company, Magma Nevada Mining Company and  Magma
             Limited  Partner  Co. dated  as  of  March  13,
             1991. (3)

    10.09    Option Agreement between the Company and  Magma
             Nevada  Mining  Company dated  March  13,  1991
             relating to Put and Call options on interest in the Robinson Property. (3)

    10.10    Irrevocable  Trust Agreement and Assignment  of
             Partnership  Units to Trustee dated  March  13,
             1991  between  the Company and West  One  Trust
             Company. (3)

    10.11    Provisional    Copper    Production     Payment
             Agreement between the Company and Magma  Mining
             Company dated December 14, 1990. (3)

    10.12 Provisional Gold Production Payment Agreement between the Company and Magma Mining Company dated December 14, 1990. (3)

    10.13    Letter  Agreement among the Company, Kennecott,
             Magma   and   the  Echo  Bay  Group  concerning
             environmental liability and expenditures on the Robinson Property. (3)

    10.14    Employment Agreement between Alta Gold Co.  and
             Robert N. Pratt dated October 15, 1991. (5)

    10.15    Employment Agreement between Alta Gold Co.  and
             John A. Bielun dated October 18, 1992.  (5)

    10.16    Asset Purchase Agreement between Alta Gold  Co.
             and  Gold  Express Corporation dated  June  14,
             1994 (8)

    10.17    Two  year 6% Subordinated Convertible Debenture
             due  June 14, 1996 issued by Alta Gold  Co.  to
             Gold  Express Corporation dated June 14,  1994.
             (8)

    10.18    Four    year    6%   Subordinated   Convertible
             Debenture  due  June 14, 1998  issued  by  Alta
             Gold  Co.  to  Gold  Express Corporation  dated
             June 14, 1994. (8)

    10.19    Fourteen   year   Subordinated   Zero    Coupon
             Debenture  due  June 14, 2008  issued  by  Alta
             Gold  Co.  to  Gold  Express Corporation  dated
             June 14, 1994.  (8)

    10.20    Provisional    Copper    Production     Royalty
             Agreement  between  Alta  Gold  Co.  and   Gold
             Express Corporation dated June 14, 1994.  (8)

    10.21 Agreement by and among Alta Gold Co., Cobb Resources Corporation and Hydro Resources Corporation in regard to the royalty on the Copper Flat Property effective June 14, 1994.
             (8)

    10.22    Agreement  for  Purchase  and  Sale  of  Mining
             Claims  between Alta Gold Co. and Phelps  Dodge
             Mining Company effective July 8, 1994. (9)

    10.23    Agreement  for  Purchase  and  Sale  of  Mining
             Claims   between  Alta  Gold  Co.  and  Cominco
             American Resources Incorporated and USMX,  INC,
             dated April 14, 1994.  (12)

    10.24    Agreement  for  Purchase  and  Sale  of  Mining
             Claims   between  Alta  Gold  Co.  and  Griffon
             Resources,  Inc.  effective October  14,  1994.
             (12)

    10.25    Facility Agreement between Gerald Metals,  Inc.
             and Alta Gold Co. dated March 28, 1995. (10)

    10.26    Margin  Agreement between Gerald  Metals,  Inc.
             and Alta Gold Co. dated March 28, 1995. (10)

    10.27    Purchase/Refining  Agreement   between   Gerald
             Metals, Inc. and Alta Gold Co. dated March  28,
             1995. (10)

    10.28    Stock  Option Agreement between Gerald  Metals,
             Inc.  and  Alta Gold Co. dated March 28,  1995.
             (10)

    10.29    Employment Agreement between Alta Gold Co.  and
             Robert N. Pratt dated June 9, 1995.  (11)

    10.30    Employment Agreement between Alta Gold Co.  and
             John A. Bielun dated June 9, 1995.  (11)

    10.31    Promissory Note with U.S. Bank of Nevada  dated
             September 18, 1995. (11)

    10.32    Employment Agreement between Alta Gold Co.  and
             James S. Goff dated June 9, 1995.(13)

    10.33    Loan  Agreement dated May 31, 1996 between Alta
             Gold Co. and Gerald Metals, Inc. (14)

    10.34    Stock  Option  Agreement  dated  May  31,  1996
             between  Gerald Metals, Inc. and Alta Gold  Co.
             (14)

    10.35    Settlement  Agreement dated June  28,  1996  by
             and   between  Alta  Gold  Co.  and  StarTronix
             International, Inc., the successor in interest to Gold Express Corporation. (15)

    10.36    Warrant  to  purchase 400,000  shares  of  Alta
             Gold  Co. common stock granted on June 28, 1996
             to StarTronix International, Inc. (15)

    21.01    Subsidiaries of the Company. (6)

    23.01    Consent of Arthur Andersen LLP.

    23.02    Consent of Pincock, Allen & Holt.

    27.01    Financial Data Schedule.

    99.01    Court  stipulated  Escrow  Agreement  re:  Mase
             Westpac litigation. (4)

    99.02    Settlement  Agreement and Mutual Release  dated
             May  23,  1994  by Republic Mase Bank  Limited,
             Republic Mase Inc. and Alta Gold Co. (7)

-----------------
(1) Incorporated by reference to Form 10-K (file no. 2-2274) for the fiscal year ended March 31, 1988.
(2) Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1989.
(3) Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1990.
(4) Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1991.
(5) Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1992.
(6) Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1993.
(7) Incorporated by reference to Form 8-K (file no. 2-2274) dated May 23, 1994.
(8) Incorporated by reference to Form 8-K (file no. 2-2274) dated June 14, 1994.
(9) Incorporated by reference to Form 8-K (file no. 2-2274) dated July 8, 1994.
(10) Incorporated by reference to Form 10-Q (file no. 2-2274) for the quarter ended June 30, 1995.
(11) Incorporated by reference to Form 10-Q (file no. 2-2274) for the quarter ended September 30, 1995.
(12) Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1994.
(13) Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1995.
(14) Incorporated by reference to Form 8-K (file no. 2-2274) dated May 31, 1996.
(15) Incorporated by reference to Form 10-Q (file no. 2-2274) for the quarter ended June 30, 1996.
(16) Incorporated by reference to Form 8-K (file no. 2-2274) dated January 20, 1997.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ALTA GOLD CO.


                                   By: /S/ ROBERT N. PRATT
                                        Robert N. Pratt, Chief
                                        Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

       SIGNATURE                       TITLE                     DATE


/s/ Robert N. Pratt       Chairman, President, Chief         March 28, 1997
Robert N. Pratt           Executive Officer & Director


/s/ John A. Bielun        Principal Financial Officer and    March 28, 1997
John A. Bielun            Principal Accounting Officer


/s/ Ralph N. Gilges       Director                           March 28, 1997
Ralph N. Gilges


/s/ Thomas A. Henrie      Director                           March 28, 1997
Thomas A. Henrie


/s/ Iwao Ino              Director                           March 28, 1997
Iwao Ino


/s/ John A. Keily         Director                           March 28, 1997
John A. Keily


/s/ Jack W. Kendrick      Director                           March 28, 1997
Jack W. Kendrick


/s/ Thomas D. Mueller     Director                           March 28, 1997
Thomas D. Mueller

                          EXHIBIT INDEX

  EXHIBIT                 DESCRIPTION                      PAGE
    NO.                                                     NO.

    3.01    Restated  Articles of Incorporation  of  Alta
            Gold Co. (16)

    3.02    Restated Bylaws of Alta Gold Co. (16)

    4.01    See Exhibit 3.01

    4.02    See Exhibit 3.02

    4.07    See Exhibit 10.33

    4.08    See Exhibit 10.34

    4.03    See Exhibit 10.18

    4.04    See Exhibit 10.19

    4.05    See Exhibit 10.28

    4.06    See Exhibit 10.31

   10.01    Exchange  Agreement dated June 30,  1988,  by
            and  among  Silver King Mines, Inc.,  Pacific
            Silver  Corporation, Alta Gold Co.  ("Alta"),
            NERCO    Minerals   Company,   and   Resource
            Associates of Alaska ("RAA") relating to the exchange of Alta's interest in the Taylor
            Property with RAA for an undivided one-half interest in the Shoshone Property. (1)

   10.02    Alta-NERCO  Joint  Venture  Agreement,  dated
            July  1,  1988, by and between Alta Gold  Co.
            and Resource Associates of Alaska, Inc., relating to the formation of the Alta-NERCO
            Joint Venture. (1)

   10.03    Amended and Restated Gold Production Purchase
            Agreement  between Mase Westpac Limited,  New
            York   Branch  and  Alta  Gold   Co.,   dated
            January 3, 1990 and relating to the purchase of 38,000 ounces of gold. (2)

   10.04    Loan Agreement between J. Aron & Company  and
            Alta Gold Co., dated as of February 26, 1990.
            (2)

   10.05    Warrant Purchase Agreement between Alta  Gold
            Co.  and  J.  Aron  & Company,  dated  as  of
            February 26, 1990. (2)

   10.06    Master  Agreement between the Company,  Magma
            Copper   Company  and  Magma  Nevada   Mining
            Company dated as of December 14, 1990. (3)

   10.07    Consent, Lease Termination and Asset Transfer
            Agreement  among  the Echo Bay  Group,  Magma
            Copper Company, Magma Nevada Mining Company and the Company dated as of December 14, 1990. (3)

   10.08    Limited   Partnership  Agreement  among   the
            Company,  Magma  Nevada  Mining  Company  and
            Magma  Limited Partner Co. dated as of  March
            13, 1991. (3)

  EXHIBIT                 DESCRIPTION                      PAGE
    NO.                                                     NO.

   10.09    Option  Agreement  between  the  Company  and
            Magma  Nevada Mining Company dated March  13,
            1991 relating to Put and Call options on interest in the Robinson Property. (3)

   10.10    Irrevocable Trust Agreement and Assignment of
            Partnership Units to Trustee dated March  13,
            1991  between the Company and West One  Trust
            Company. (3)

   10.11    Provisional    Copper   Production    Payment
            Agreement  between  the  Company  and   Magma
            Mining Company dated December 14, 1990. (3)

   10.12 Provisional Gold Production Payment Agreement between the Company and Magma Mining Company dated December 14, 1990. (3)

   10.13    Letter    Agreement   among   the    Company,
            Kennecott,  Magma  and  the  Echo  Bay  Group
            concerning   environmental   liability    and
            expenditures on the Robinson Property. (3)

   10.14    Employment  Agreement between Alta  Gold  Co.
            and  Robert N. Pratt dated October 15,  1991.
            (5)

   10.15    Employment  Agreement between Alta  Gold  Co.
            and  John  A. Bielun dated October 18,  1992.
            (5)

   10.16    Asset  Purchase Agreement between  Alta  Gold
            Co.  and Gold Express Corporation dated  June
            14, 1994 (8)

   10.17    Two    year   6%   Subordinated   Convertible
            Debenture  due June 14, 1996 issued  by  Alta
            Gold  Co.  to Gold Express Corporation  dated
            June 14, 1994. (8)

   10.18    Four   year   6%   Subordinated   Convertible
            Debenture  due June 14, 1998 issued  by  Alta
            Gold  Co.  to Gold Express Corporation  dated
            June 14, 1994. (8)

   10.19    Fourteen   year  Subordinated   Zero   Coupon
            Debenture  due June 14, 2008 issued  by  Alta
            Gold  Co.  to Gold Express Corporation  dated
            June 14, 1994.  (8)

   10.20    Provisional    Copper   Production    Royalty
            Agreement  between  Alta Gold  Co.  and  Gold
            Express Corporation dated June 14, 1994.  (8)

   10.21    Agreement  by and among Alta Gold  Co.,  Cobb
            Resources  Corporation  and  Hydro  Resources
            Corporation in regard to the royalty  on  the
            Copper Flat Property effective June 14, 1994.
            (8)

   10.22    Agreement  for  Purchase and Sale  of  Mining
            Claims between Alta Gold Co. and Phelps Dodge
            Mining Company effective July 8, 1994. (9)

   10.23    Agreement  for  Purchase and Sale  of  Mining
            Claims  between  Alta Gold  Co.  and  Cominco
            American  Resources  Incorporated  and  USMX,
            INC, dated April 14, 1994.  (12)

   10.24    Agreement  for  Purchase and Sale  of  Mining
            Claims  between  Alta Gold  Co.  and  Griffon
            Resources, Inc. effective October  14,  1994.
            (12)

   10.25    Facility  Agreement  between  Gerald  Metals,
            Inc.  and Alta Gold Co. dated March 28, 1995.
            (10)

  EXHIBIT                 DESCRIPTION                      PAGE
    NO.                                                     NO.

   10.26    Margin Agreement between Gerald Metals,  Inc.
            and Alta Gold Co. dated March 28, 1995. (10)

   10.27    Purchase/Refining  Agreement  between  Gerald
            Metals,  Inc. and Alta Gold Co.  dated  March
            28, 1995. (10)

   10.28    Stock Option Agreement between Gerald Metals,
            Inc.  and Alta Gold Co. dated March 28, 1995.
            (10)

   10.29    Employment  Agreement between Alta  Gold  Co.
            and Robert N. Pratt dated June 9, 1995.  (11)

   10.30    Employment  Agreement between Alta  Gold  Co.
            and John A. Bielun dated June 9, 1995.  (11)

   10.31 Promissory Note with U.S. Bank of Nevada dated September 18, 1995. (11)

   10.32    Employment  Agreement between Alta  Gold  Co.
            and James S. Goff dated June 9, 1995.(13)

   10.33    Loan  Agreement  dated May 31,  1996  between
            Alta Gold Co. and Gerald Metals, Inc. (14)

   10.34    Stock  Option  Agreement dated May  31,  1996
            between Gerald Metals, Inc. and Alta Gold Co.
            (14)

   10.35    Settlement Agreement dated June 28,  1996  by
            and  between  Alta  Gold Co.  and  StarTronix
            International,   Inc.,   the   successor   in
            interest to Gold Express Corporation. (15)

   10.36    Warrant  to purchase 400,000 shares  of  Alta
            Gold Co. common stock granted on June 28, 1996 to StarTronix International, Inc. (15)

   21.01    Subsidiaries of the Company. (6)

   23.01    Consent of Arthur Andersen LLP.                      59

   23.02    Consent of Pincock, Allen & Holt.                    61

   27.01    Financial Data Schedule.                             63

   99.01    Court  stipulated Escrow Agreement  re:  Mase
            Westpac litigation. (4)

   99.02    Settlement Agreement and Mutual Release dated
            May  23,  1994 by Republic Mase Bank Limited,
            Republic Mase Inc. and Alta Gold Co. (7)

------------------
(1) Incorporated by reference to Form 10-K (file no. 2-2274) for the fiscal year ended March 31, 1988.
(2) Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1989.
(3) Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1990.
(4) Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1991.
(5) Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1992.
(6) Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1993.
(7) Incorporated by reference to Form 8-K (file no. 2-2274) dated May 23, 1994.

(8) Incorporated by reference to Form 8-K (file no. 2-2274) dated June 14, 1994.
(9) Incorporated by reference to Form 8-K (file no. 2-2274) dated July 8, 1994.
(10) Incorporated by reference to Form 10-Q (file no. 2-2274) for the quarter ended June 30, 1995.
(11) Incorporated by reference to Form 10-Q (file no. 2-2274) for the quarter ended September 30, 1995.
(12) Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1994.
(13) Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1995.
(14) Incorporated by reference to Form 8-K (file no. 2-2274) dated May 31, 1996.
(15) Incorporated by reference to Form 10-Q (file no. 2-2274) for the quarter ended June 30, 1996.
(16) Incorporated by reference to Form 8-K (file no. 2-2274) dated January 20, 1997.