Form 10-Q
period 1997-03-31
ALTA GOLD CO/NV/
filed 1997-05-15
CIK 90350

FORM 10-Q

        SECURITIES AND EXCHANGE COMMISSION

            Washington, D.C.  20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1997

                        OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------- to -------.

           Commission File Number 2-2274

                   ALTA GOLD CO.
                   -------------
(Exact Name of Registrant as specified in its charter)

   Nevada                        87-0259249
-------------                    -----------
(State or other jurisdiction    (I.R.S. Employer
of incorporation or              Identification
organization)                    Number)

601 Whitney Ranch Drive, Suite 10
Henderson, Nevada                        89014
---------------------------------        -----
(Address of Principal Executive Offices) (Zip
                                          Code)

Registrant's telephone number, including area code:  (702) 433-8525

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

The number of shares outstanding of the
Registrant's Common Stock as of March 31, 1997 was 29,043,692.

                    ALTA GOLD CO.

                       INDEX

                                             Page
PART I    Financial Information             Number
                                            ------

  Item 1  Financial Statements

          Condensed Balance Sheets as of
          March 31, 1997 and
          December 31, 1996  . . . . . . . . 3

          Condensed Statements of
          Operations for the Three Months
          Ended March 31, 1997 and 1996  . . 5

          Condensed Statements of Cash
          Flows for the Three Months
          Ended March 31, 1997 and 1996  . . 6

          Notes to Condensed Financial
          Statements  . . . . . . . . . . .  8

   Item 2 Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations  . . . . 12


PART II     Other Information

   Item 6 Exhibits and Reports on Form 8-K . 16

SIGNATURE    . . . . . . . . . . . . . . . . 18

                          ALTA GOLD CO.
                          --------------

                     CONDENSED BALANCE SHEETS
                     ------------------------
                           (Unaudited)


                              ASSETS
                              ------

                              March 31,      December 31,
                                1997             1996
                              ---------      ------------
CURRENT ASSETS:
   Cash and cash
        equivalents           $  294,000     $  518,000
     Inventories               5,056,000      4,568,000
     Prepaid expenses
       and other                 360,000        133,000
                              ----------     ----------

Total current assets           5,710,000      5,219,000

PROPERTY AND EQUIPMENT, net
     Mining properties and
       claims                 20,515,000     20,500,000
     Buildings and equipment  13,903,000     13,851,000
                              ----------     ----------
                              34,418,000     34,351,000

Less - accumulated
   depreciation              (10,583,000)   (10,237,000)
                              ----------     ----------


     Total property and
        equipment, net        23,835,000     24,114,000

DEFERRED MINE DEVELOPMENT
 COSTS, net                   17,488,000     16,037,000

OTHER ASSETS                   1,045,000      1,251,000
                             -----------    -----------

     Total assets            $48,078,000    $46,621,000
                             ===========    ===========

The accompanying notes to condensed financial statements are an integral part of these statements.

                          ALTA GOLD CO.
                          -------------

               CONDENSED BALANCE SHEETS (continued)
               -----------------------------------
                           (Unaudited)

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

                                   March 31,      December 31,
                                     1997            1996
                                   ---------       ----------
CURRENT LIABILITIES:
   Accounts payable                $ 1,816,000     $ 1,378,000
   Accrued liabilities                 856,000       1,058,000
   Current portion of
      long-term debt                 2,877,000       5,417,000
                                    ----------      ----------

      Total current liabilities      5,549,000       7,853,000

LONG-TERM DEBT, net of current
   portion                           5,642,000       1,993,000

DEFERRED INCOME TAXES                  662,000         662,000

OTHER LONG-TERM LIABILITIES            522,000         509,000
                                    ----------      ----------

      Total liabilities             12,375,000      11,017,000
                                    ----------      ----------

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value;
      authorized 40,000,000 shares,
      issued 29,043,692 and
      29,022,371 shares,
      respectively                      29,000          29,000
   Additional capital               44,348,000      44,328,000
   Accumulated deficit              (8,674,000)     (8,753,000)
                                    ----------      ----------

      Total stockholders' equity    35,703,000      35,604,000
                                    ----------      ----------

      Total liabilities and
         stockholders' equity      $48,078,000     $46,621,000
                                   ===========     ===========

The accompanying notes to condensed financial statements are an integral part of these statements.

                            ALTA GOLD CO.
                            ------------

                CONDENSED STATEMENTS OF OPERATIONS
                ---------------------------------
                           (Unaudited)

                                  Three Months Ended March 31,
                                  ----------------------------
                                       1997           1996
                                       ----           ----
REVENUE:
   Sales of gold and other metals    $2,858,000     $5,185,000
                                     ----------     ----------

OPERATING COSTS AND EXPENSES:
   Direct mining, production,
      reclamation and maintenance
      costs                           2,384,000      4,034,000
   General and administrative           399,000        373,000
   Exploration                           26,000         2,000
                                      ---------     ---------
                                      2,809,000      4,409,000
                                      ---------     ---------

   Income from operations                49,000       776,000
                                      ---------     ---------

OTHER INCOME (EXPENSE), net:
   Interest income and other             30,000        28,000
   Interest expense and other                 -       (71,000)
                                      ---------      --------
                                         30,000       (43,000)
                                      ---------      --------

INCOME BEFORE PROVISION FOR
   INCOME TAXES                          79,000       733,000

PROVISION FOR INCOME TAXES                    -             -
                                      ---------      --------

NET INCOME                            $  79,000      $ 733,000
                                      =========      ========

NET INCOME PER SHARE:
   Primary                            $       -      $   0.02
                                      =========      ========

   Fully diluted                      $       -      $    0.02
                                      =========      ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Primary                           30,606,219     31,335,582
                                     ==========     ==========

   Fully diluted                     30,606,219     31,509,315
                                     ==========     ==========

The accompanying notes to condensed financial statements are an integral part of these statements.

                          ALTA GOLD CO.
                          -------------

               CONDENSED STATEMENTS OF CASH FLOWS
               ----------------------------------
                           (Unaudited)


                             Three Months Ended March 31,
                             ----------------------------
                              1997                 1996
                              ----                 ----
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                $   79,000         $ 733,000
   Adjustments to reconcile
      net income to net cash
      provided by (used in)
      operating activities:
         Depreciation,
            depletion and
            amortization        487,000           755,000
         Stock compensation           -            80,000
         Decrease (increase)
            in:
            Inventories        (488,000)          699,000
            Prepaid expenses
               and other        (21,000)         (131,000)
         Increase (decrease)
            in:
            Accounts payable    438,000          (725,000)
            Accrued and other
               liabilities     (202,000)         (189,000)
                              ---------         ----------

Net cash provided by operating
   activities                   293,000          1,242,000
                              ---------         ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Additions to property,
      buildings and
      equipment                (67,000)         (227,000)
   Additions to deferred
      mine development
      costs                 (1,547,000)         (647,000)
                             ----------          --------

Net cash used in investing
   activities               (1,614,000)         (874,000)
                            ----------          ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Proceeds from issuance
      of debt                1,400,000           500,000
   Payment on debt            (323,000)         (433,000)
   Proceeds from exercise of
      stock options             20,000                 -
                             ---------           --------

Net cash provided by
   financing activities      1,097,000             67,000
                             ---------           --------

NET INCREASE (DECREASE) IN
   CASH AND CASH
   EQUIVALENTS                (224,000)           435,000

CASH AND CASH EQUIVALENTS,
   beginning of period         518,000            369,000
                             ---------           --------

CASH AND CASH EQUIVALENTS,
   end of period             $ 294,000          $ 804,000
                             =========          =========

Supplemental Disclosure of Cash
   Flow Information:

   Cash paid during the period
      for interest, net of
      amount capitalized     $       -          $  71,000

   Cash paid during the period
      for income taxes       $       -          $  10,000


                                -6-

                          ALTA GOLD CO.
                          -------------

             CONDENSED STATEMENTS OF CASH FLOWS (Continued)
             ----------------------------------------------
                           (Unaudited)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES

During the three months ended March 31, 1997 and 1996, the Company capitalized interest of $32,000 and $29,000, respectively, on zero coupon bond debentures to deferred mine development costs.

The accompanying notes to condensed financial statements are an integral part of these statements.

                          ALTA GOLD CO.
                         --------------

             NOTES TO CONDENSED FINANCIAL STATEMENTS
             ----------------------------------------
                           (Unaudited)

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

   These interim, unaudited, condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three months ended March
31, 1997 are not necessarily indicative of the results that may be expected for the year ending
December 31, 1997.

Cash and Cash Equivalents
-------------------------

   For purposes of the balance sheets and
statements of cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents.

Reclamation Costs
-----------------

   Minimum standards for mine reclamation have been established by various governmental agencies which affect certain operations of the Company.
The Company's general policy is to accrue estimated reclamation costs during each property's productive life based on estimated reserves using the units of production method. As of March 31, 1997 and December 31, 1996, the Company had reserved approximately $707,000 and $958,000, respectively, for reclamation activities of which approximately $185,000 is expected to be expended during the last nine months of 1997.

Income Taxes
------------

   No provision for income taxes was required in either 1997 or 1996 because of the utilization of net operating loss carryforwards. As of March 31, 1997, the Company estimates that it has approximately $24,922,000 in remaining net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period from 2005 to 2011.

Net Income Per Share
--------------------

   Net income per share is computed based on the weighted-average number of shares of common stock and common stock equivalents, if dilutive, actually outstanding during the period.

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

   In February 1997, the Financial Accounting
Standards Board issued Statement of Financial
Accounting Standards No. 128, "Earnings Per Share"
("SFAS No. 128") which establishes a new accounting standard for the computation and reporting on net income per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and early adoption is prohibited. The Company expects that there will be no material effect upon implementing
SFAS No. 128 on its net income per share computations.

Note 2.  Inventories
--------------------

   Inventories consist of the following:

                          March 31,   December 31,
                            1997          1996
                          ---------   ------------
    Precious metals:
       Refined products   $   21,000   $  132,000
       In process          4,904,000    4,293,000
    Consumable supplies      131,000      143,000
                          ----------   ----------
                          $5,056,000   $4,568,000
                          ==========   ==========

   Inventories of in-process metals and consumable supplies are valued at the lower of cost (using the first-in, first-out method) or market.
Inventories of refined products are valued at market.

Note 3  -  Long-Term Debt
-------------------------

Long-term debt is summarized as follows:

                                   March 31,      December 31,
                                      1997           1996
                                   ---------      ------------
Note payable to Gerald Metals,
  Inc. ("Gerald Metals");
  interest at LIBOR plus 2%;
  due March 31, 1999: secured
  by a first priority mortgage
  on Kinsley and Griffon           $4,700,000     $4,900,000

Zero coupon $4,000,000
  subordinated debenture;
  discounted at an imputed rate
  of 9%; due June 2008              1,524,000      1,492,000

Note payable; interest at 12%;
  due January 1998; secured
  by property and equipment         1,400,000              -

Notes payable; interest at
  various rates of 8.5% to 16.1%;
  due at various dates between
  April 1998 and June 1999;
  secured by equipment                895,000      1,018,000
                                    ---------     ----------

                                    8,519,000      7,410,000

   Less - current portion          (2,877,000)    (5,417,000)
                                   ----------     ----------

   Total long-term debt            $5,642,000     $1,993,000
                                   ==========     ==========

On March 25, 1997, Gerald Metals agreed to defer until 1998 amortization of the outstanding balance of the note payable to Gerald Metals. The deferral was in the form of a Loan Agreement dated April 10, 1997, among the Company, Gerald
Metals and BHF-Bank Aktiengesellschaft ("BHF
Bank") to borrow up to $8.5 million. The loan is evidenced by two promissory notes, each in the original principal amount of $4.25 million, payable to Gerald Metals and BHF Bank, respectively.

The notes payable to Gerald Metals and BHF-BANK
contain certain covenants that impose various
restrictions on the ability of the Company to,
among other things, change the Company's corporate
structure, pay dividends on or repurchase the
Company's common stock, and create or suffer to
exist any liens (other than certain permitted
liens) on the Company's assets or properties.   In
addition, the Company is required to sell 100% of its gold production to Gerald Metals through March
31, 1999. All sales to Gerald Metals are made at the market price prevailing at the time of sale.

On April 14, 1997, the Company completed a private placement of $10,000,000 in convertible debentures the "Debentures") to a small group of accredited investors. The Debentures were sold pursuant to an exemption from the registration requirements of the Securities Act of 1993. In connection with the sale of the Debentures, the Company agreed to file a registration statement with the Securities and Exchange Commission within 30 days to register the common stock which will be issued upon a conversion, if any, of the Debentures. The
Debentures accrue interest at an annual rate of four percent and mature on April 14, 1999. The
Debentures may be converted into the Company's common stock at a conversion price equal to the lesser of (i) 90% of the average of the closing bid prices of the Company's common stock for the five trading days preceding a notice of conversion, or (ii) $4.00. The Debentures may be converted on the earlier of (i) the effective date of the registration statement, (ii) six months from the date of the Debentures, or (iii) five business days prior to the record date of a special meeting of stockholders to approve, or if there is no such record date, five business days prior to the consummation of, a merger, consolidation, exchange of shares, recapitalization, reorganization or other similar event. The Debentures contain certain covenants that impose restrictions on the ability of the Company to, among other things, pay dividends on or repurchase the Company's common stock.

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS

   Section 21E of the Securities Exchange Act of
1934 provides a "safe harbor" for forward-looking statements. Certain information included herein contains statements that are forward-looking, such as statements regarding management's expectations about future production and development activities as well as other capital spending, financing sources and the effects of regulation. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to the market price of metals, production rates, production costs, the availability of financing, the ability to obtain and maintain all of the permits necessary to put and keep properties in production, development and construction activities and dependence on existing management.
The Company cautions readers not to place undue reliance on any such forward-looking statements, and such statements speak only as of the date made.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THREE-MONTH PERIODS ENDED MARCH 31,
1997 AND MARCH 31, 1996.

   In the first quarter of 1997, the Company had $2,858,000 in revenue from the sale of 8,159 ounces of gold at an average price of $350/oz, as compared to $5,185,000 in revenue in the first quarter of 1996 from the sale of 12,900 ounces of gold at an average price of $402/oz. In the first quarter of 1997, the Company mined 417,066 tons of ore at Kinsley with an average grade of 0.0313 oz/ton gold containing 13,051 ounces of gold and produced 8,092 ounces of gold from Kinsley at an average cash cost of $223/oz. In the first quarter of 1996, the Company mined 262,483 tons of ore at Kinsley with an average grade of 0.0367 oz/ton gold containing 9,636 ounces of gold and produced 12,417 ounces of gold, 11,092 ounces from Kinsley at an average cash cost of $243/oz and 1,325 ounces from pad rinsing at Easy Junior.
Although gold mined at Kinsley increased by over 35% between comparable periods, from 9,636 ounces mined in the first quarter of 1996 to 13,051 ounces mined in the first quarter of 1997, actual gold production between both periods decreased from 12,417 ounces to 8,092 ounces because of (1) colder weather conditions at Kinsley in the first quarter of 1997 than in the first quarter of 1996 and (2) the completion of gold production from Easy Junior at the end of 1996. The colder weather conditions at Kinsley in the first quarter of 1997 caused Kinsley's leach pad to freeze over, thereby causing a temporary build-up of in-process gold. As weather conditions improve, Kinsley gold production is expected to increase through both regularly scheduled production and the drawdown of the in-process gold that was frozen-in during the first quarter of 1997.

   Direct mining, production, reclamation and maintenance costs decreased from $4,034,000 in the first quarter of 1996 to $2,384,000 in the first quarter of 1997 principally due to (1) decreased gold production at Kinsley, (2) lower cash production costs at Kinsley and (3) the completion of gold production from Easy Junior at the end of 1996. The decrease in cash production costs at Kinsley between comparable periods is attributed principally to an improvement in stripping ratios.
For the first quarter of 1997 the stripping ratio at Kinsley was 1.93:1.00 as compared to a much less favorable stripping ratio of 5.64:1.00 in the first quarter of 1996.

   The change in general and administrative expenses and exploration expenses between comparable periods were de minimis. General and administrative expenses increased slightly from
$373,000 to $399,000 and exploration expenses increased from $2,000 to $26,000.

   The change in interest income and other between comparable periods from $28,000 to $30,000 was deminimis. The decrease in interest expense and other from $71,000 to $0 was due to increased capitalization of interest in the first quarter of 1997.

   No provision for income taxes was recognized in either the first quarter of 1997 or the first quarter of 1996 because of the utilization of net operating loss carryforwards. As of March 31, 1997, the Company estimates that it has approximately $24,922,000 in remaining net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period 2005 to 2011.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   As of March 31, 1997, the Company had $161,000 in working capital, a $2,795,000 increase from the December 31, 1996 working capital deficit of $2,634,000. The increase in working capital was principally due to a change made in the principal repayment schedule of a loan facility and to funds generated from gold production at Kinsley. The
Company believes that production from Kinsley will provide adequate liquidity for the Company's operational needs during the remainder of 1997.
The ability of the Company to satisfy the cash requirements of its operations, however, will be dependent upon the future performance of Kinsley which will continue to be influenced by the prevailing market price of gold and other factors, certain of which are beyond the control of the Company. Additional financing will be required to complete site development and construction at Olinghouse. The Company anticipates that these additional funds will be obtained through equipment and project financing and/or offerings of equity or debt securities, although no assurance can be made that such funds will be available or on terms acceptable to the Company.
See "Outlook" below.

INVESTING AND FINANCING ACTIVITIES
----------------------------------

   During the first quarter of 1997, the Company expended $1.6 million for deferred mine development costs, principally for the permitting and development of Olinghouse and Griffon and the permitting of Copper Flat and $67,000 for equipment for Griffon and Olinghouse. During the same period, the Company received $1.4 million in short-term financing and $20,000 from the exercise of stock options and retired $0.3 million of debt.

   On April 10, 1997, the Company entered into a loan agreement to borrow up to $8.5 million from Gerald Metals and BHF Bank. The Company used approximately $4.7 million of the loan to repay certain indebtedness due to Gerald Metals.
The remaining funds are to be used for the construction of Griffon, working capital and the payment of certain expenses. The loan accrues interest at LIBOR plus two percent. Interest is payable monthly commencing on April 30, 1997, and principal is payable in fifteen equal monthly installments commencing on January 31, 1998. The loan is secured by a first priority mortgage on Kinsley and Griffon, and a first priority security interest in all of the Company's tangible and intangible personal property. The loan contains certain covenants that impose restrictions on the ability of the Company to, among other things, change the Company's corporate structure, pay dividends on or repurchase the Company's common stock, and create or suffer to exist any liens
(other than permitted liens) on the Company's assets or properties. The Company cannot make requests for advances in excess of $6.5 million unless the Company has satisfied certain conditions, including obtaining all permits and approvals necessary to conduct business at Griffon. As of May 12, 1997, the Company had drawn down $6.0 million of the loan.

   On April 14, 1997, the Company completed a private placement of $10.0 million in convertible debentures (the "Debentures") to a small group of accredited investors. The Debentures were sold in reliance upon the exemption from registration under Rule 506 of the Securities Act of 1933.
Monetary Advancement International, Inc. acted as the placement agent. The Debentures accrue interest at an annual rate of four percent and mature on April 14, 1999. The Debentures may be converted into the Company's common stock at a conversion price equal to the lesser of (1) 90% of the average of the closing bid prices of the Company's common stock for the five trading days preceding a notice of conversion, or (2) $4.00.
The Debentures may be converted on the earlier of
(1) the effective date of a registration statement registering the underlying shares of common stock,
(2) six months from the date of the Debentures, or
(3) five business days prior to the record date of a special meeting of stockholders to approve or if there is no such record date, five business days prior to the consummation of, a merger, consolidation, exchange of shares, recapitalization, reorganization or other similar event. The Debentures contain certain covenants that impose restrictions on the ability of the Company to, among other things, pay dividends on or repurchase the Company's common stock.

OUTLOOK
-------

   During the remainder of 1997, the Company has budgeted (1) $1.6 million for permitting and holding costs at Olinghouse, Griffon and Copper
Flat, (2) $1.6 million in debt repayments and associated interest, and (3) $0.2 million for reclamation. An additional $25.5 million in expenditures for site development, construction, equipment and working capital has been tentatively budgeted for 1997 - $19.6 million for Olinghouse and $5.9 million for Griffon, as well as $4.8 million for drilling and related activities - $0.6 million for Kinsley, $2.7 million for Olinghouse, $0.3 million for Griffon, $0.4 million for Osceola, $0.3 million for Excalibur and $0.5 million for other properties that may be acquired.
In addition to the funds generated from gold production at Kinsley, the Company's new $8.5 million loan facility and the net proceeds the Company received from the $10.0 million in convertible debentures that were issued in April
1997, the Company estimates that it will require at least $19.0 million in additional financing to cover these tentatively budgeted expenditures.
The timing of these expenditures is dependent upon the receipt of all of the necessary permits and the availability of this additional financing. The Company is currently in the process of permitting Olinghouse, Griffon and Copper Flat, and while it expects to obtain all of the necessary permits, there is no assurance that the Company will be able to do so. The Company is investigating potential financing vehicles for
Olinghouse, but has not finalized commitments for such financing at the present time. At such time as permits are in place for Olinghouse, the Company expects to complete the financing, however, no assurance can be given at this time that the Company will be able to obtain such financing.

   As of March 31, 1997, the Company had (1) sold forward 800 ounces of gold for April 1997 delivery at an average price of $349/oz, (2) purchased put options for 108,500 ounces of gold at $335/oz, of which options for 3,500 ounces mature each month from June 1997 to December 1997 and options for 7,000 ounces mature each month from January
1998 to December 1998, and (3) sold call options for 45,000 ounces of gold at $390/oz, of which options for 3,750 ounces mature each month from January 1998 to December 1998.

   No assurance can be given that any of the Company's announced mining projects will be permitted, financed, constructed or result in any significant contribution to the Company's reserves, cash flow or earnings.

   The Company's business is subject to various risk factors, some of which are discussed in the Company's report on Form 10-K for the year ended
December 31, 1996, "Items 1. and 2. Business and Properties - Risk Factors."

PART II OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

   As described in Part I, "Item 1.  Financial
Statements - Notes to Condensed Financial
Statements," Note 3, the Company is subject to prohibitions against the payment of dividends and the repurchase of common stock pursuant to the terms of its $8.5 million loan facility and its $10.0 million in convertible debentures.

Item 5.  OTHER INFORMATION

   In April 1997, a final Environmental Impact
Statement was published, and a Record of Decision was issued by U.S. Department of Agriculture, Forest Service for Griffon. The Record of
Decision is subject to a 45-day appeal period pursuant to federal regulation.

   In April 1997, the Company increased its land position at Olinghouse by more than 50% from approximately 4,300 acres to more than 6,700 acres. The Company increased its position by staking an additional 140 mining claims in an area which had previously been withdrawn by the federal government. As a result, the Company has secured the mineralized trend at Olinghouse, which is approximately five-miles long and one-mile wide.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     4.01      Securities Purchase Agreement dated
               as of April 14, 1997, is
               incorporated by reference to the
               Company's Form 8-K (file no. 2-
               2274) for an event dated April 14,
               1997.

     4.02      Registration Rights Agreement dated
               as of April 14, 1997, is
               incorporated by reference to Alta
               Gold Co.'s Form 8-K (file no. 2-
               2274) for an event dated April 14,
               1997.

     4.03      Form of Convertible Debenture dated
               as of April 14, 1997, is
               incorporated by reference to Alta
               Gold Co.'s Form 8-K (file no. 2-
               2274) for an event dated April 14,
               1997.

     10.01     Loan Agreement dated April 10,
               1997, by and among Alta Gold Co.,
               Gerald Metals Inc. and BHF-Bank
               Aktiengesellschaft, New York
               Branch, is incorporated by
               reference to Alta Gold Co.'s Form
               8-K (file no. 2-2274) for an event
               dated April 10, 1997.

     10.02     Deed of Trust With Assignment of
               Rents and Royalties, Security
               Agreement and Financing Statement
               (Nevada) dated April 10, 1997, made
               by Alta Gold Co. as Trustor, to
               First American Title Company of
               Nevada as Trustee for the benefit
               of Gerald Metals, Inc. and BHF-Bank
               Aktiengesellschaft, New York Branch
               as beneficiaries, is incorporated
               by reference to Alta Gold Co.'s
               Form 8-K (file no. 2-2274) for an
               event dated April 10, 1997.

                      -16

     10.03     Security Agreement dated April 10,
               1997, by and among Alta Gold Co.,
               Gerald Metals, Inc. and BHF-Bank
               Aktiengesellschaft, New York
               Branch, is incorporated by
               reference to Alta Gold Co.'s Form
               8-K (file no. 2-2274) for an event
               dated April 10, 1997.

     10.04     Secured Promissory Note dated April
               10, 1997, made by Alta Gold Co. in
               favor of Gerald Metals, Inc. in the
               principal amount of $4,250,000, is
               incorporated by reference to Alta
               Gold Co.'s Form 8-K (file no. 2-
               2274) for an event dated April 10,
               1997.

     10.05     Secured Promissory Note dated April
               10, 1997, made by Alta Gold Co. in
               favor of BHF-Bank
               Aktiengesellschaft, New York Branch
               in the principal amount of
               $4,250,000, is incorporated by
               reference to Alta Gold Co.'s Form
               8-K (file no. 2-2274) for an event
               dated April 10, 1997.

     10.06     Agreement dated April 10, 1997, by
               and between Alta Gold Co. and
               Gerald Metals, Inc. regarding
               future contracts for the sale and
               purchase of gold and gold options,
               is incorporated by reference to
               Alta Gold Co.'s Form 8-K (file no.
               2-2274) for an event dated April
               10, 1997.

     10.07     Purchase/Refining Agreement dated
               April 10, 1997, by and between Alta
               Gold Co. and Gerald Metals, Inc.
               regarding the sale of gold to
               Gerald Metals, Inc.; and Addendum 1
               to Purchase/Refining Agreement
               dated April 10, 1997, is
               incorporated by reference to Alta
               Gold Co.'s Form 8-K (file no. 2-
               2274) for an event dated April 10,
               1997.

     27.01     Financial Data Schedule

(b)  Reports on Form 8-K:

     Form 8-K dated January 20, 1997, reporting restatements of the Company Articles of Incorporation and By-Laws.

     Form 8-K dated April 10, 1997, reporting an
     $8,500,000 loan agreement with Gerald Metals, Inc. and BHF-Bank Aktiengesellschaft.

     Form 8-K dated April 14, 1997, reporting the issuance of $10,000,000 in 4% convertible debentures due 2009.

                     SIGNATURE
                     ---------

Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ALTA GOLD CO.
                              -------------
                              (Registrant)




May 13, 1997             BY:  /s/ John A. Bielun
------------             -----------------------
(Date)                   John A. Bielun
                         Chief Financial Officer
                         and Principal Accounting
                         Officer