Form 10-Q
period 1997-06-30
ALTA GOLD CO/NV/
filed 1997-08-07
CIK 90350

FORM 10-Q

       SECURITIES AND EXCHANGE COMMISSION

              Washington, D.C.  20549

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1997

                         OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ----- to -----.

             Commission File Number 2-2274

                     ALTA GOLD CO.
                     -------------
(Exact Name of Registrant as specified in its charter)

         Nevada                 87-0259249
         ------                 ----------
     (State or other           (I.R.S. Employer
      jurisdiction              Identification
      of incorporation          Number)
      or organization)

601 Whitney Ranch Drive, Suite 10
Henderson, Nevada                        89014
---------------------------------        -----
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

The number of shares outstanding of the
Registrant's Common Stock as of August 4, 1997 was
29,316,214.

                ALTA GOLD CO.

                   INDEX

                                             Page
                                            Number
                                            ------

PART I      Financial Information

   Item 1   Financial Statements

            Condensed Balance Sheets as
            of June 30, 1997 and
            December 31, 1996                  3

            Condensed Statements of
            Operations for the
            Three Months Ended June 30,
            1997 and 1996                      5

            Six Months Ended June 30, 1997
            and 1996                           6

            Condensed Statements of Cash
            Flows for the Six Months
            Ended June 30, 1997 and 1996       7

            Notes to Condensed Financial
            Statements                         9

   Item 2   Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations         13

PART II     Other Information

   Item 2   Changes in Securities             18

   Item 4   Submission of Matters to a
            Vote of Security Holders          18

   Item 6   Exhibits and Reports on
            Form 8-K                          19

SIGNATURE                                     20

                ALTA GOLD CO.
                -------------

            CONDENSED BALANCE SHEETS
            ------------------------
                  (Unaudited)

                    ASSETS
                    ------

                           June 30,   December 31,
                            1997          1996
                         -----------  ------------

CURRENT ASSETS:
  Cash and cash
   equivalents           $ 6,713,000  $   518,000
  Inventories              5,778,000    4,568,000
  Prepaid expenses
   and other                 571,000      133,000
                         -----------   ----------

     Total current
      assets              13,062,000    5,219,000

PROPERTY AND EQUIPMENT,
 net
  Mining properties and
   claims                 20,567,000   20,500,000
  Buildings and
   equipment              15,202,000   13,851,000
                         -----------  -----------
                          35,769,000   34,351,000

Less - accumulated
 depreciation            (10,916,000) (10,237,000)
                         -----------  -----------

   Total property and
    equipment, net        24,853,000   24,114,000

DEFERRED MINE DEVELOP-
 MENT COSTS, net          20,103,000   16,037,000

OTHER ASSETS               1,272,000    1,251,000
                         -----------  -----------

   Total Assets          $59,290,000  $46,621,000
                         ===========  ===========

The accompanying notes to condensed financial statements are an integral part of these statements.

                ALTA GOLD CO.
                -------------

       CONDENSED BALANCE SHEETS (continued)
       ------------------------------------

                 (Unaudited)

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

                          June 30,    December 31,
                            1997          1996
                         ----------   ------------
CURRENT LIABILITIES:
  Accounts payable     $    590,000    $ 1,378,000
  Accrued liabilities       832,000      1,058,000
  Current portion of
   long-term debt         4,513,000      5,417,000
                       -----------    -----------

    Total current
     liabilities         5,935,000      7,853,000

LONG-TERM DEBT, net
 of current portion     14,233,000      1,993,000

DEFERRED INCOME TAXES      662,000        662,000

OTHER LONG-TERM
 LIABILITIES             1,648,000        509,000
                       -----------     ----------

    Total liabilities   22,478,000     11,017,000
                       -----------     ----------

STOCKHOLDERS' EQUITY:
  Common stock, $.001
   par value; authorized
   60,000,000 shares,
   issued 29,204,092
   and 29,022,371
   shares,
   respectively             29,000         29,000
  Additional capital    44,513,000     44,328,000
  Accumulated deficit   (7,730,000)    (8,753,000)
                       -----------    -----------

    Total stockholders'
     equity             36,812,000     35,604,000
                       -----------    -----------

    Total liabilities
     and stockholders'
     equity            $59,290,000    $46,621,000
                       ===========    ===========

The accompanying notes to condensed financial statements are an integral part of these statements.

                 ALTA GOLD CO.
                 -------------

       CONDENSED STATEMENTS OF OPERATIONS
       ----------------------------------

                  (Unaudited)

                       Three Months Ended June 30,
                       ---------------------------
                           1997           1996
                           ----           ----

REVENUE                 $2,991,000      $5,186,000
                       ----------      ----------

OPERATING COSTS AND
 EXPENSES:
  Direct mining,
   production,
   reclamation and
   maintenance
   costs                2,472,000        3,793,000
  General and
   administrative         386,000         377,000
  Exploration              61,000          14,000
                       ----------      ----------
                        2,919,000       4,184,000
                       ----------      ----------

  Income from
   operations              72,000        1,002,000
                       ----------      ----------

OTHER INCOME
 (EXPENSE), net:
  Interest income
   and other               90,000          30,000
  Interest expense
   and other               (2,000)        (57,000)
                       ----------        ---------
                           88,000         (27,000)
                       ----------        ---------

INCOME BEFORE PROVISION
 FOR INCOME TAXES AND
 EXTRAORDINARY ITEM       160,000         975,000

PROVISION FOR INCOME
 TAXES                          -               -
                       ----------      ----------

INCOME BEFORE EXTRA-
 ORDINARY ITEM            160,000         975,000

EXTRAORDINARY ITEM:
  Gain on extinguish-
   ment of debt           784,000               -
                      -----------      ----------

NET INCOME            $   944,000      $  975,000
                      ===========      ==========

NET INCOME PER
 SHARE (Primary and
 fully diluted):
  Income before
   extraordinary
   item               $      0.01      $      0.04
  Extraordinary
   item                      0.02               -
                      ------------     -----------

  Net income per
   share              $      0.03       $     0.04
                      ===========      ==========

WEIGHTED AVERAGE
 COMMON SHARES
 OUTSTANDING
 (Primary and
 fully diluted):       34,868,975       31,319,906
                      ===========      ==========

The accompanying notes to condensed financial statements are an integral part of these statements.

                ALTA GOLD CO.
                -------------

     CONDENSED STATEMENTS OF OPERATIONS
     ----------------------------------

                 (Unaudited)

                         Six Months Ended June 30,
                            1997           1996
                           ----           ----

REVENUE               $  5,849,000     $10,371,000

OPERATING COSTS AND
 EXPENSES:
  Direct mining,
   production,
   reclamation and
   maintenance costs     4,856,000       7,827,000
  General and
   administrative          785,000         750,000
  Exploration               87,000          16,000
                      -----------     -----------
                        5,728,000       8,593,000
                      -----------     -----------

  Income from
    operations            121,000       1,778,000
                      -----------     -----------

OTHER INCOME
 (EXPENSE), net:
  Interest income
   and other              120,000          58,000
  Interest expense
   and other               (2,000)       (128,000)
                      -----------      ----------
                          118,000         (70,000)
                      -----------      ----------

INCOME BEFORE PROVISION
 FOR INCOME TAXES AND
 EXTRAORDINARY ITEM       239,000        1,708,000

PROVISION FOR
 INCOME TAXES                   -                -
                       ----------      ----------

INCOME BEFORE
 EXTRAORDINARY ITEM       239,000       1,708,000


EXTRAORDINARY ITEM:
  Gain on extinguish-
   ment of debt           784,000               -
                       ----------      ----------

NET INCOME             $1,023,000      $1,708,000
                       ==========      ==========

NET INCOME PER SHARE
 (Primary and fully
 diluted):
  Income before extra-
   ordinary item       $     0.01      $     0.06
  Extraordinary item         0.02               -
                       ----------      ----------

  Net income per
   share               $     0.03      $     0.06
                       ==========      ==========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING
 (Primary and fully
 diluted):             34,782,969      30,240,811
                       ==========      ==========

The accompanying notes to condensed financial statements are an integral part of these statements.

                  ALTA GOLD CO.
                  -------------

         CONDENSED STATEMENTS OF CASH FLOWS
         ----------------------------------

                   (Unaudited)

                         Six Months Ended June 30,
                         -------------------------
                              1997         1996
                              ----         ----

CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net income             $1,023,000     $1,708,000
  Adjustments to
   reconcile net income
   to net cash provided
   by (used in)
   operating activities:
     Depreciation,
      depletion and
      amortization        1,006,000     1,546,000
     Gain on extinguish-
      ment of debt         (784,000)            -
     Stock compensation           -        80,000
     Decrease (increase)
      in:
       Inventories       (1,210,000)      674,000
       Prepaid expenses
        and other          (459,000)     (230,000)
     Increase (decrease)
      in:
       Accounts payable    (788,000)     (190,000)
       Accrued and other
        liabilities        (226,000)     (331,000)
                         ----------     ---------

Net cash provided by
 (used in) operating
 activities              (1,438,000)    3,257,000
                         ----------     ---------

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Additions to property,
   buildings and
   equipment            (1,451,000)    (1,322,000)
  Additions to deferred
   mine development
   costs                (3,179,000)    (1,949,000)
                        ----------     ----------

Net cash used in
 investing activities   (4,630,000)    (3,271,000)
                        ----------     ----------

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Proceeds from
   issuance of debt     17,978,000      1,707,000
  Payment on debt       (5,900,000)    (1,265,000)
  Proceeds from
   exercise of stock
   options                 185,000              -
  Other                          -       (110,000)
                       -----------     ----------

Net cash provided by
 financing activities   12,263,000        332,000
                       -----------     ----------

NET INCREASE IN CASH
 AND CASH EQUIVALENTS    6,195,000        318,000

CASH AND CASH
 EQUIVALENTS, beginning
 of period                 518,000        369,000
                       -----------      ---------

CASH AND CASH
 EQUIVALENTS, end of
 period                 $6,713,000      $  687,000
                       ==========       =========

                ALTA GOLD CO.
                -------------

   CONDENSED STATEMENTS OF CASH FLOWS (Continued)
   ---------------------------------------------

                  (Unaudited)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period
 for interest, net of amount
 capitalized                  $    -    $  125,000

Cash paid during the period
 for income taxes             $    -    $   18,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

     During the six months ended June 30, 1996, the Company retired $3,000,000 in convertible debentures - $1,600,000 through the issuance of 400,000 shares of common stock and 400,000 warrants and $1,400,000 through the exercise of offset provisions as provided in the asset purchase agreement underlying the convertible debentures. Concurrently with the exercise of the offset provisions, the cost and book value of the assets acquired under the asset purchase agreement was also reduced by $1,400,000.

     During the six months ended June 30, 1997 and 1996, the Company capitalized interest of $42,000 and $59,000, respectively, on zero coupon debentures to deferred mine development costs.

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

     These interim, unaudited, condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the six months ended June
30, 1997 are not necessarily indicative of the results that may be expected for the year ending
December 31, 1997.

Cash and Cash Equivalents
-------------------------

     For purposes of the balance sheets and
statements of cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents.

Reclamation Costs
-----------------

     Minimum standards for mine reclamation have been established by various governmental agencies which affect certain operations of the Company.
The Company's general policy is to accrue estimated reclamation costs during each property's productive life based on estimated reserves using the units of production method. As of June 30, 1997 and December 31, 1996, the Company had reserved approximately $670,000 and $958,000, respectively, for reclamation activities of which approximately $133,000 is expected to be expended during the last six months of 1997.

Income Taxes
------------

     No provision for income taxes was required in either 1997 or 1996 because of the utilization of net operating loss carryforwards. As of June 30, 1997, the Company estimates that it has approximately $23,978,000 in remaining net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period from 2005 to 2011.

Net Income per Share
--------------------

     Net income per share is computed based on the weighted-average number of shares of common stock and common stock equivalents, if dilutive, actually outstanding during the period.

     On a primary basis, net income per share is based on common stock equivalents adjusted to reflect additional shares that would be outstanding (1) using the treasury stock method assuming exercise of dilutive stock warrants and stock options having exercise prices less than the average market price, and (2) using the as-converted method for convertible debentures.

     On a fully diluted basis, net income per share is based on common stock equivalents adjusted to reflect additional shares that would be outstanding (1) using the treasury stock method assuming exercise of dilutive stock warrants and stock options having exercise prices less than the period end market price (when greater than the average market price), and (2) using the as-converted method for convertible debentures.

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

Note 2.  Inventories
--------------------

  Inventories consist of the following:

                            June 30,  December 31,
                              1997        1996
                            --------   -----------
  Precious metals:
    Refined products      $   33,000    $  132,000
    In process             5,667,000     4,293,000
    Consumable supplies       78,000       143,000
                          ----------    ----------
                          $5,778,000    $4,568,000
                          ==========    ==========

     Inventories of in-process metals and
consumable supplies are valued at the lower of cost (using the first-in, first-out method) or market. Inventories of refined products are valued at market.

Note 3  -  Long-Term Debt
-------------------------

Long-term debt is summarized as follows:

                          June 30,   December 31,
                            1997         1996
                          --------   ------------

Notes payable to Gerald
 Metals, Inc. and BHF-
 Bank; interest at
 LIBOR plus 2%; due
 March 31, 1999: secured
 by a first priority
 mortgage on Kinsley
 and Griffon             $ 6,000,000   $4,900,000

Zero coupon $4,000,000
 subordinated debenture;
 discounted at an
 imputed rate of 9%;
 due June 2008                   -      1,492,000

Note payable; interest
 at 12%; due January 1998;
 secured by property and
 equipment                 1,400,000          -

Notes payable; interest
 at various rates of 8.2%
 to 16.1%; due at various
 dates between April 1998
 and June 2000; secured
 by equipment              1,346,000    1,018,000

Convertible debentures;
 interest at 4%; due
 April 14, 1999;
 unsecured                 10,000,000         -
                          -----------   ---------
                           18,746,000   7,410,000

   Less - current portion  (4,513,000) (5,417,000)

     Total long-term debt $14,233,000 $ 1,993,000
                          =========== ===========

    On April 10, 1997, the Company entered into a
loan agreement with Gerald Metals and BHF-Bank
Aktiengesellschaft ("BHF Bank") to borrow up to
$8,500,000.  The loan is evidenced by two
promissory notes, each in the original principal
amount of $4,250,000, payable to Gerald Metals and
BHF Bank, respectively.  The notes payable to
Gerald Metals and BHF Bank contain certain
covenants that impose various restrictions on the
ability of the Company to, among other things,
change the Company's corporate structure, pay
dividends on or repurchase the Company's common
stock, and create or suffer to exist any liens
(other than certain permitted liens) on the
Company's assets or properties.   In addition, the
Company is required to sell 100% of its gold production to Gerald Metals through March 31,
1999. All sales to Gerald Metals are made at the market price prevailing at the time of sale.

    On April 14, 1997, the Company completed a private placement of $10,000,000 in convertible debentures (the "Debentures") to a small group of accredited investors. The Debentures accrue interest at an annual rate of four percent and mature on April 14, 1999. The Debentures may be converted into the Company's common stock at a conversion price equal to the lesser of (i) 90% of the average of the closing bid prices of the Company's common stock for the five trading days preceding a notice of conversion, or (ii) $4.00.
The Debentures contain certain covenants that impose restrictions on the ability of the Company to, among other things, pay dividends on or repurchase the Company's common stock.

     On May 12, 1997, the Company paid $750,000 in cash to the holder of a $4,000,000 zero coupon debenture due in 2008 (the "Debenture") in exchange for the full and complete satisfaction of the Debenture and the termination of an associated agreement under which the holder of the Debenture had the right to receive up to $4,000,000 in royalties from future production from Copper Flat.
As the result of the transaction, the Company retired the Debenture, which had a net book value of $1,534,000, and recorded a one-time extraordinary gain of $784,000.

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

RESULTS OF OPERATIONS
---------------------

Comparison of Three Month Periods ended June 30,
 1997 and June 30, 1996

    In the second quarter of 1997, the Company had $2,991,000 in revenue from the sale of 8,731 ounces of gold at an average price of $343/oz, as compared to $5,186,000 in revenue from the sale of 13,000 ounce of gold at an average price of $399/oz in the second quarter of 1996. In the second quarter of 1997, the Company mined 453,245 tons of ore at Kinsley with an average grade of
0.0337 oz/ton gold containing 15,283 ounces of gold and produced 8,751 ounces of gold from Kinsley at an average cash cost of $207/oz. In the second quarter of 1996, the Company mined
381,072 tons of ore at Kinsley with an average grade of 0.0401 oz/ton gold containing 15,294 ounces of gold and produced 13,374 ounces of gold, 11,575 ounces from Kinsley at an average cash cost of $225/oz and 1,799 ounces from pad-rinsing at Easy Junior. Although gold mined at Kinsley was essentially the same for both the second quarter of 1997 and the second quarter of 1996, actual gold production between both periods decreased from 13,374 ounces to 8,751 ounces because of (1) slower gold recoveries at Kinsley in the second quarter of 1997 due to both weather conditions and the increased elevation of the leach pad and (2) the completion of gold production from Easy Junior at the end of 1996. Production at Kinsley in the second quarter of 1997 increased by 659 ounces as compared to the first quarter of 1997 and is expected to continue to increase in the third and fourth quarters of 1997 through both regularly scheduled production and the extended recovery of in-process gold.

     Direct mining, production, reclamation and maintenance costs decreased from $3,793,000 in the second quarter of 1996 to $2,472,000 in the second quarter of 1997 principally due to (1) decreased gold production at Kinsley, (2) lower cash production costs at Kinsley and (3) the completion of gold production from Easy Junior at the end of 1996. The decrease in cash production costs at Kinsley between comparable periods is attributed principally to an improvement in the stripping ratio. In the second quarter of 1997, the stripping ratio at Kinsley was 2.63:1.00 as compared to a much higher stripping ratio of 4.58:1.00 in the second quarter of 1996.

     The change in general and administrative expenses between comparable periods, from $377,000 in the second quarter of 1996 to $386,000 in the second quarter of 1997, was de minimis.

     Exploration expense increased from $14,000 in the second quarter of 1996 to $61,000 in the second quarter of 1997 principally as the result of exploration activities conducted in the second quarter of 1997 on properties acquired in the latter half of 1996.

     Interest income and other increased from $30,000 to $90,000 between comparable periods as the result of more funds being available for investment in the second quarter of 1997. The decrease in interest expense and other from $57,000 in the second quarter of 1996 to $2,000 in the second quarter of 1997 was due to increased capitalization of interest in the second quarter of 1997.

     In the second quarter of 1997, the Company recorded $784,000 from an extraordinary gain from the retirement of debt. The gain resulted from the retirement of a $4,000,000 zero coupon debenture due in 2008. The Company paid $750,000 in cash to retire the debenture which had a net carrying value of $1,534,000 at the time of retirement.

     No provision for income taxes was recognized in either the second quarter of 1997 or the second quarter of 1996 because of the utilization of net operating loss carryforwards. As of June 30, 1997, the Company estimates that it has approximately $23,978,000 in remaining net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period 2005 to 2011.

Comparison of Six Month Periods ended June 30,
 1997 and June 30, 1996.

     In the first half of 1997, the Company had $5,849,000 in revenue from the sale of 16,890 ounces of gold at an average price of $346/oz, as compared to $10,371,000 in revenue from the sale of 25,900 ounces of gold at an average price of $400/oz in the first half of 1996. In the first half of 1997, the Company mined 870,311 tons of ore at Kinsley with an average grade of 0.0326 oz/ton gold containing 28,334 ounces of gold and produced 16,843 ounces of gold from Kinsley at an average cash cost of $214/oz. In the first half of 1996, the Company mined 643,555 tons of ore at Kinsley with an average grade of 0.0387 oz/ton gold containing 24,930 ounces of gold and produced
25,971 ounces of gold, 22,667 ounces of gold from Kinsley at an average cash cost of $234/oz and 3,124 ounces from pad-rinsing at Easy Junior.
Although gold mined at Kinsley increased by nearly
10% between comparable periods, actual gold production between both periods decreased from 25,971 ounces to 16,843 ounces because of (1) slower gold recoveries at Kinsley in the first half of 1997 due to both weather conditions and the increased elevation of the leach pad and (2) the completion of gold production from Easy Junior at the end of 1996. Production at Kinsley is expected to improve in the second half of 1997 through both regularly scheduled production and the extended recovery of in-process gold.

     Direct mining, production, reclamation and maintenance costs decreased from $7,827,000 in the first half of 1996 to $4,856,000 in the first half of 1997 principally due to (1) decreased gold production at Kinsley, (2) lower cash production costs at Kinsley and (3) the completion of gold production from Easy Junior at the end of 1996.
The decrease in cash production costs at Kinsley between comparable periods is attributed principally to an improvement in the stripping ratio. In the first half of 1997, the stripping ratio at Kinsley was 2.30:1.00 as compared to a much higher stripping ratio of 5.02:1.00 in the first half of 1996.

     The change in general and administrative expenses between comparable periods, from
$750,000 in the first half of 1996 to $785,000 in the first half of 1997, was de minimis.

     Exploration expense increased from $16,000 in the first half of 1996 to $87,000 in the first half of 1997 principally as the result of exploration activities conducted in the first half of 1997 on properties acquired in the latter half of 1996.

     Interest income and other increased from $58,000 to $120,000 between comparable periods as the result of more funds being available for investment in the first half of 1997. The decrease in interest expense and other from $128,000 in the first half of 1996 to $2,000 in the first half of 1997 was due to increased capitalization of interest in the first half of 1997.

     In the first half of 1997, the Company
recorded $784,000 from an extraordinary gain from the retirement of debt. The gain resulted from the retirement of a $4,000,000 zero coupon debenture due in 2008. The Company paid $750,000 in cash to retire the debenture which had a net carrying value of $1,534,000 at the time of retirement.

     No provision for income taxes was recognized in either the first half of 1997 or the first half of 1996 because of the utilization of net operating loss carryforwards. As of June 30, 1997, the Company estimates that it has approximately $23,978,000 in remaining net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period 2005 to 2011.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of June 30, 1997, the Company had
$7,127,000 in working capital, a $9,761,000
improvement from the December 31, 1996 working capital deficit of $2,634,000. The increase in working capital was due to: (1) the issuance of $10,000,000 in convertible debt, (2) the receipt of $6,000,000 from an $8,500,000 credit facility and (3) funds generated from gold production at Kinsley. The Company believes that production from Kinsley will provide adequate liquidity for the Company's operational needs during the remainder of 1997. The ability of the Company to satisfy the cash requirements of its operations, however, will be dependent upon the future performance of Kinsley which will continue to be influenced by the prevailing market price of gold and other factors, certain of which are beyond the control of the Company. Additional financing will be required to begin site development and construction at Olinghouse. The Company anticipates that these additional funds will be obtained through equipment and project financing, although no assurance can be made that such funds will be available or on terms acceptable to the Company. See "Outlook" below.

INVESTING AND FINANCING ACTIVITIES
----------------------------------

     During the first half of 1997, the Company expended $3,179,000 for deferred mine development costs, principally for the permitting and development of Olinghouse and Griffon and the permitting of Copper Flat, and $1,451,000 for equipment, principally for Griffon and Olinghouse.
During the same period, the Company (1) received
$17,978,000 in debt financing, including
$10,000,000 from the issuance of convertible debt, $6,000,000 from an $8,500,000 credit facility,
$1,400,000 from a short-term bank loan and $578,000 from equipment financing; (2) received
$185,000 from exercised stock options; and (3) retired $5,900,000 of debt.

     On April 10, 1997, the Company entered into a loan agreement to borrow up to $8,500,000 from Gerald Metals and BHF Bank. The Company used approximately $4,700,000 of the loan to repay certain indebtedness due to Gerald Metals. The remaining funds are to be used for the construction of Griffon, working capital and the payment of certain expenses. The loan accrues interest at LIBOR plus two percent. Interest is payable monthly commencing on April 30, 1997, and principal is payable in fifteen equal monthly installments commencing on January 31, 1998. The loan is secured by a first priority mortgage on Kinsley and Griffon, and a first priority security interest in all of the Company's tangible and intangible personal property. The loan contains certain covenants that impose restrictions on the ability of the Company to, among other things, change the Company's corporate structure, pay dividends on or repurchase the Company's common stock, and create or suffer to exist any liens
(other than permitted liens) on the Company's assets or properties. As of August 8, 1997, the Company had drawn down $6,000,000 of the loan.

     On April 14, 1997, the Company completed a private placement of $10,000,000 in convertible debentures (the "Debentures") to a small group of accredited investors. The Debentures accrue interest at an annual rate of four percent and mature on April 14, 1999. The Debentures may be converted into the Company's common stock at a conversion price equal to the lesser of (1) 90% of the average of the closing bid prices of the Company's common stock for the five trading days preceding a notice of conversion, or (2) $4.00.
The Debentures contain certain covenants that impose restrictions on the ability of the Company to, among other things, pay dividends on or repurchase the Company's common stock.

OUTLOOK
-------

     On July 16, 1997, after having received all of the necessary permits, the Company began construction and site development at Griffon. The property is expected to begin producing gold in late December 1997/early January 1998 at an annualized rate of 35,000 oz/year. The Company estimates that $4,267,000 will be required to put
Griffon into production - $2,102,000 for site development and facilities, $1,820,000 for working capital and $345,000 for additional equipment.

     In addition to the funds necessary to put
Griffon into production, the Company has budgeted the following expenditures for the remainder of 1997: (1) $1,104,000 for permitting and holding costs at Olinghouse, (2) $521,000 for permitting and holding costs at Copper Flat, (3) $962,000 for debt servicing, (4) $790,000 for drilling and associated activities, and (5) $133,000 for reclamation.

Based on (1) the funds on hand as of June 30, 1997, (2) the remaining $2,500,000 available under the Company's loan facility with Gerald Metals and BHF Bank, and (3) funds expected to be generated from gold production at Kinsley, the Company anticipates to be able to meet all of these funding requirements.

     Based on the most recent information
available, the Company presently anticipates that it will not receive all of the permits necessary to put Olinghouse into production until the first half of 1998. Based on the most recently completed mine plan, the Company anticipates that $24,500,000 will be required to put Olinghouse into production - $9,000,000 for site development and facilities, $10,600,000 for equipment and $4,900,000 for working capital - all of which will require additional financing. Site development will begin only after all of the necessary permits are in place and financing has been arranged. The
Company is investigating potential financing vehicles for Olinghouse, but has not yet finalized commitments for such financing. No assurance can be given that the Company will obtain either all of the necessary permits or financing to put
Olinghouse into production.

     As of June 30, 1997, the Company had (1) purchased put options for 100,500 ounces of gold at $335/oz, of which options for 3,500 ounces mature each month from July 1997 to December 1997 and options for 7,000 ounces mature each month from January 1998 to December 1998, and (2) sold call options for 45,000 ounces of gold at $390/oz, of which options for 3,750 ounces mature each month from January 1998 to December 1998.

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

PART II OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

     As described in Part I, "Item 1.  Financial
Statements - Notes to Condensed Financial
Statements," Note 3, the Company is subject to prohibitions against the payment of dividends and the repurchase of common stock pursuant to the terms of its $8,500,000 loan facility and its $10,000,000 in convertible debentures.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
 SECURITY HOLDERS

(a)  The 1997 Annual Meeting of Stockholders
     ("Annual Meeting") of the Company was held on June 13, 1997.

(b)  At the Annual Meeting, the following
     proposals were voted upon:

     1. To elect two directors to serve for three year terms, or until their respective successors shall be duly elected or appointed.

     2.  To approve an amendment to the Company's
         Articles of Incorporation to reflect a
         change in the address of the Company's
         principal office.

     3.  To approve an amendment to the Company's
         Articles of Incorporation to name a
         resident agent and registered office as
         required under Nevada law.

     4.  To approve an amendment to the Company's
         Articles of Incorporation to indemnify
         the Company's directors, officers,
         employees and agents to the fullest
         extent permitted by Nevada law, and to
         limit the personal liability of the
         Company's directors and officers.

     5.  To approve stock options issued to
         certain executive officers of the
         Company.

     6.  To approve the adoption of the Company's
         1996 Directors' Stock Option Plan.

     7.  To approve the adoption of the Company's
         1997 Stock Option Plan.

     All of the proposals were approved as
presented and two directors were elected - Messrs.
Jack W. Kendrick and Thomas D. Mueller. Four other directors, each of whom having terms of office extending through and beyond the Annual
Meeting, continued as directors after the Annual
Meeting - Messrs. Robert N. Pratt, Ralph N.
Gilges, Thomas A. Henrie and John A. Keily.

A tabulation of the votes is as follows:

                                    Absten-    Broker
                For       Against   tions    Non-Votes
             ----------  ---------  ------   ----------

Proposal #1
  Kendrick   22,825,538    263,520       -            -
  Mueller    22,822,420    266,638       -            -

Proposal #2  22,832,658    109,326  147,074           -

Proposal #3  21,624,301    167,751  179,537   1,117,469

Proposal #4  21,082,496  1,553,456  453,106           -

Proposal #5  10,091,752  2,090,317  550,404  10,356,585

Proposal #6  10,839,146  2,107,321  524,322   9,618,269

Proposal #7  10,741,216  1,819,755  566,668   9,961,419


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10.01   Debenture Payoff and Royalty
             Termination Agreement dated May 12,
             1997, between Alta Gold Co. and
             StarTronix International, Inc.

(b)  Reports on Form 8-K:

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

                           ALTA GOLD CO.
                           -------------

                           (Registrant)

August 6, 1997             By:  /s/ John A. Bielun
--------------                  ------------------
(Date)                          John A. Bielun
                                Chief Financial
                                 Officer and
                                 Principal
                                 Accounting
                                 Officer