Form 10-Q
period 1997-09-30
ALTA GOLD CO/NV/
filed 1997-10-21
CIK 90350

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C.  20549


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1997

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

The number of shares outstanding of the Registrant's
Common Stock as of October 21, 1997 was 30,064,359.

                           ALTA GOLD CO.

                              INDEX


                                                     Page
                                                    Number
                                                    ------

PART I      Financial Information

   Item 1   Financial Statements

            Condensed Balance Sheets as of
            September 30, 1997 and
            December 31, 1996                          3

            Condensed Statements of Operations
            for the Three Months Ended
            September 30, 1997 and 1996                5
            Nine Months Ended
            September 30, 1997 and 1996                6

            Condensed Statements of Cash Flows
            for the Six Months Ended
            September 30, 1997 and 1996                7

            Notes to Condensed Financial
            Statements                                 9

   Item 2   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                             13

PART II     Other Information

   Item 6   Exhibits and Reports on Form 8-K          18

SIGNATURE                                             19

                          ALTA GOLD CO.
                          -------------

                     CONDENSED BALANCE SHEETS
                     ------------------------

                            (Unaudited)
                            -----------

                              ASSETS
                              ------

                               September 30,     December 31,
                                   1997              1996
                                ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents    $   2,685,000     $     518,000
  Inventories                      7,562,000         4,568,000
  Prepaid expenses and other         614,000           133,000
                                ------------     -------------

    Total current assets          10,861,000         5,219,000

PROPERTY AND EQUIPMENT, net
  Mining properties and claims    20,567,000        20,500,000
  Buildings and equipment         17,054,000        13,851,000
                                 -----------      ------------
                                  37,621,000        34,351,000

Less - accumulated
 depreciation                    (11,257,000)      (10,237,000)
                                 -----------       ------------

   Total property and
    equipment, net                26,364,000        24,114,000

DEFERRED MINE DEVELOPMENT
 COSTS, net                       21,838,000        16,037,000

OTHER ASSETS                       1,094,000         1,251,000
                                 -----------       -----------

      Total Assets               $60,157,000       $46,621,000
                                 ===========       ===========

The accompanying notes to condensed financial statements are an integral part of these statements.

                         ALTA GOLD CO.
                         -------------

                 CONDENSED BALANCE SHEETS (continued)
                 ------------------------------------
                          (Unaudited)

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

                                September 30,     December 31,
                                    1997               1996
                                -------------     ------------
CURRENT LIABILITIES:
  Accounts payable              $    602,000      $  1,378,000
  Accrued liabilities                887,000         1,058,000
  Current portion of
   long-term debt                  5,744,000         5,417,000
                                 -----------      ------------

      Total current liabilities    7,233,000         7,853,000

LONG-TERM DEBT, net of
 current portion                  11,565,000         1,993,000

DEFERRED INCOME TAXES                662,000           662,000

OTHER LONG-TERM LIABILITIES        1,494,000           509,000
                                  ----------       -----------

      Total liabilities           20,954,000        11,017,000
                                 -----------       -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value;
  authorized 60,000,000 shares,
  issued 30,039,660 and
  29,022,371 shares,
  respectively                       30,000            29,000
  Additional capital             46,239,000        44,328,000
  Accumulated deficit            (7,066,000)       (8,753,000)
                                -----------       -----------

      Total stockholders'
       equity                    39,203,000        35,604,000
                                -----------       -----------

      Total liabilities and
       stockholders' equity     $60,157,000       $46,621,000
                                ===========        ==========

The accompanying notes to condensed
financial statements are an integral
part of these statements.

                          ALTA GOLD CO.
                          ------------

                CONDENSED STATEMENTS OF OPERATIONS
                ----------------------------------
                           (Unaudited)

                               Three Months Ended September 30,
                               --------------------------------
                                   1997                1996
                                   ----                ----
REVENUE                        $2,649,000          $4,629,000
                               ----------          ----------

OPERATING COSTS AND EXPENSES:
  Direct mining, production,
   reclamation and maintenance
   costs                        1,636,000           3,309,000
  General and administrative      323,000             344,000
  Exploration                      93,000              39,000
                               ----------          ----------
                                2,052,000           3,692,000
                               ----------          ----------

      Income from operations      597,000             937,000
                               ----------          ----------

OTHER INCOME (EXPENSE), net:
   Interest income and other       67,000               8,000
   Interest expense and other           -             (58,000)
                               ----------          ----------
                                   67,000             (50,000)
                               ----------          ----------

INCOME BEFORE PROVISION FOR
 INCOME TAXES                     664,000             887,000
                               ----------          ----------

PROVISION FOR INCOME TAXES              -                   -
                               ----------          ----------

NET INCOME                     $  664,000          $  887,000
                               ==========          ==========

NET INCOME PER SHARE
 (Primary and fully
 diluted)                      $     0.02          $     0.03
                               ==========          ==========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING (Primary and
 fully diluted):               34,858,826          30,513,469
                               ==========          ==========

The accompanying notes to condensed
financial statements are
an integral part of these statements.

                          ALTA GOLD CO.
                          -------------

                CONDENSED STATEMENTS OF OPERATIONS
                ----------------------------------
                           (Unaudited)

                                 Nine Months Ended September 30,
                                 ------------------------------
                                     1997               1996
                                     ----               ----
REVENUE                          $8,498,000       $15,000,000
                                 ----------       -----------

OPERATING COSTS AND EXPENSES:
   Direct mining, production
    and holding costs             6,492,000        11,136,000
   General and administrative     1,108,000         1,094,000
   Exploration                      180,000            55,000
                                 ----------       -----------
                                  7,780,000        12,285,000
                                 ----------       -----------

   Income from operations           718,000         2,715,000
                                 ----------       -----------

OTHER INCOME (EXPENSE), net:
   Interest income and other        187,000            66,000
   Interest expense and other        (2,000)         (186,000)
                                 ----------       -----------
                                    185,000          (120,000)
                                 ----------       -----------

INCOME BEFORE PROVISION FOR
  INCOME TAXES AND
  EXTRAORDINARY ITEM                903,000         2,595,000
                                 ----------       -----------

PROVISION FOR INCOME TAXES                -                 -
                                 ----------       -----------

INCOME BEFORE EXTRAORDINARY
 ITEM                               903,000         2,595,000
                                 ----------       -----------

EXTRAORDINARY ITEM:
   Gain on extinguishment
    of debt                         784,000                 -
                                 ----------       -----------

NET INCOME                       $1,687,000       $ 2,595,000
                                 ==========       ===========

NET INCOME PER SHARE
 (Primary and fully
  diluted):
   Income before extraordinary
    item                         $     0.03       $     0.09
   Extraordinary item                  0.02                -
                                 ----------       ----------

   Net income per share          $     0.05       $     0.09
                                 ==========       ==========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING (Primary and
 fully diluted):                 34,095,718       30,306,777
                                 ==========       ==========

The accompanying notes to condensed
financial statements are an integral
part of these statements.

                         ALTA GOLD CO.
                         -------------

              CONDENSED STATEMENTS OF CASH FLOWS
              ----------------------------------
                         (Unaudited)


                                 Nine Months Ended September 30,
                                 ------------------------------
                                    1997                 1996
                                    ----                 ----

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                     $1,687,000          $2,595,000
  Adjustments to reconcile
   net income to net cash
   provided by (used in)
   operating activities:
     Depreciation, depletion
      and amortization            1,624,000           2,326,000
     Gain on extinguishment
      of debt                      (784,000)                  -
     Stock compensation                   -              80,000
     Decrease (increase) in:
       Inventories               (2,994,000)             70,000
       Prepaid expenses and
        other                      (319,000)           (358,000)
     Increase (decrease) in:
       Accounts payable            (776,000)           (313,000)
       Accrued and other
        liabilities                (171,000)           (542,000)
                                 ----------           ---------

Net cash provided by (used in)
 operating activities            (1,733,000)          3,858,000
                                 ----------           ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Additions to property and
   equipment                     (3,388,000)         (2,271,000)
  Additions to deferred
   mine development costs        (5,088,000)         (4,223,000)
                                 ----------          ----------

Net cash used in investing
 activities                      (8,476,000)         (6,494,000)
                                 ----------          ----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Proceeds from issuance
   of debt                       18,274,000           4,207,000
  Payment on debt                (6,083,000)         (1,430,000)
  Proceeds from exercise
   of stock options                 185,000              29,000
  Other                                   -            (110,000)
                                 ----------          ----------

Net cash provided by financing
 activities                      12,376,000           2,696,000
                                 ----------          ----------

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                 2,167,000              60,000

CASH AND CASH EQUIVALENTS,
 beginning of period                518,000             369,000
                                 ----------          ----------

CASH AND CASH EQUIVALENTS,
 end of period                   $2,685,000          $  429,000
                                 ==========          ==========

The accompanying notes to condensed
financial statements are an integral
part of these statements.

                         ALTA GOLD CO.
                         -------------
          CONDENSED STATEMENTS OF CASH FLOWS (Continued)
          ---------------------------------------------
                           (Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                               Nine Months Ended September 30,
                               -------------------------------
                                    1997              1996
                                    ----              ----

Cash paid during the period
 for interest, net of amount
 capitalized                   $          -        $  184,000

Cash paid during the period
 for income taxes              $          -        $    28,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:

  During the nine months ended September 30, 1997, $1,550,000 in convertible debentures were converted into 832,934 shares of common stock.

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

  During the nine months ended September 30, 1997 and 1996, the Company capitalized interest of $42,000 and $91,000, respectively, on zero coupon debentures to deferred mine development costs.

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

  These interim, unaudited, condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Cash and Cash Equivalents
-------------------------

  For purposes of the balance sheets and
statements of cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents.

Reclamation Costs
-----------------

  Minimum standards for mine reclamation have been established by various governmental agencies which affect certain operations of the Company.
The Company's general policy is to accrue estimated reclamation costs during each property's productive life based on estimated reserves using the units of production method.
As of September 30, 1997 and December 31, 1996, the Company had reserved approximately $666,000 and $958,000, respectively, for reclamation activities of which approximately $111,000 is expected to be expended during the last three months of 1997.

Income Taxes
------------

  No provision for income taxes was required in either 1997 or 1996 because of the utilization of net operating loss carryforwards. As of September 30, 1997, the Company estimates that it has approximately $23,428,000 in remaining net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period from 2005 to 2011.

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

Note 2.  Inventories
--------------------

  Inventories consist of the following:

                    September 30,    December 31,
                        1997             1996
                    -------------    ------------
Precious metals:
  Refined products   $1,080,000      $  132,000
  In process          6,416,000       4,293,000
Consumable supplies      66,000         143,000
                     ----------      ----------
                     $7,562,000      $4,568,000
                     ==========      ==========

  Inventories of in-process metals and consumable supplies are valued at the lower of cost (using the first-in, first-out method) or market.
Inventories of refined products are valued at market.

Note 3  -  Long-Term Debt
-------------------------

Long-term debt is summarized as follows:

                      September 30,  December 31,
                          1997          1996
                          ----          ----
Credit facility with
 Gerald Metals and
 BHF-Bank; interest at
 LIBOR plus 2%; due
 March 31, 1999: secured
 by a first priority
 mortgage on Kinsley
 and Griffon             $ 6,000,000   $4,900,000

Zero coupon $4,000,000
 subordinated debenture;
 discounted at an
 imputed rate of 9%;
 due June 2008                     -    1,492,000

Note payable; interest
 at 12%; due January 1998;
 secured by property and
 equipment                 1,400,000            -

Notes payable; interest
 at various rates of
 8.2% to 16.1%; due at
 various dates between
 April 1998 and July
 2000; secured by
 equipment                 1,459,000    1,018,000

Convertible debentures;
 interest at 4%; due
 April 14, 1999;
 unsecured                 8,450,000            -
                          ----------    ---------

                          17,309,000    7,410,000

  Less - current
   portion                (5,744,000) (5,417,000)
                          ----------   ---------

  Total long-term debt   $11,565,000  $1,993,000
                         ===========  ==========

  On April 10, 1997, the Company entered into a credit facility with Gerald Metals, Inc. ("Gerald
Metals") and BHF-Bank Aktiengesellschaft ("BHF
Bank") to borrow up to $8,500,000. The Company used approximately $4,700,000 of the credit facility to repay certain indebtedness to Gerald
Metals. The remaining funds are to be used for the construction of Griffon, working capital and the payment of certain expenses. Borrowings from the credit facility accrue interest at LIBOR plus two percent. Interest is payable monthly and principal is payable in fifteen equal monthly installments commencing on January 31, 1998. The credit facility is secured by a first priority mortgage on Kinsley and Griffon and a first priority security interest in all of the Company's tangible and intangible personal property. The credit facility contains certain covenants that impose restrictions on the ability of the Company to, among other things, change the Company's corporate structure, pay dividends on or repurchase the Company's common stock, and create or suffer to exist any liens (other than permitted liens) on the Company's assets or properties. In addition, the Company is required to sell 100% of its gold production to Gerald
Metals through March 31, 1999.

All sales to Gerald Metals are made at the market price prevailing at the time of sale. As of October 20, 1997, the Company had borrowed
$6,000,000 under this credit facility.

  On April 14, 1997, the Company completed a private placement of $10,000,000 in convertible debentures (the "Debentures") to a small group of accredited investors. The Debentures accrue interest at an annual rate of four percent and mature on April 14, 1999. The Debentures may be converted into the Company's common stock at a conversion price equal to the lesser of (1) 90% of the average of the closing bid prices of the Company's common stock for the five trading days preceding a notice of conversion, or (2) $4.00.
The Debentures contain certain covenants that impose restrictions on the ability of the Company to, among other things, pay dividends on or repurchase the Company's common stock. As of September 30, 1997, $1,550,000 of the convertible debentures have been converted into 832,934 shares of the Company's common stock.

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

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THE THREE MONTH PERIODS ENDED
 SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

  In the third quarter of 1997, the Company had $2,649,000 in revenue from the sale of 7,900 ounces of gold at an average price of $335/oz, as compared to $4,629,000 in revenue from the sale of 12,000 ounces of gold at an average price of $386/oz in the third quarter of 1996. In the third quarter of 1997, the Company mined 510,151 tons of ore at Kinsley with an average grade of
0.0398 oz/ton gold containing 20,329 ounces of gold and produced 11,001 ounces of gold from Kinsley at an average cash cost of $163/oz. In the third quarter of 1996, the Company mined
598,130 tons of ore at Kinsley with an average grade of 0.0298 oz/ton gold containing 17,835 ounces of gold and produced 11,902 ounces of gold, 10,697 ounces from Kinsley at an average cash cost of $199/oz and 1,205 ounces from pad-rinsing at Easy Junior.

  Direct mining, production, reclamation and maintenance costs decreased from $3,309,000 in the third quarter of 1996 to $1,636,000 in the third quarter of 1997 principally due to (1) lower cash production costs at Kinsley, (2) the result of mark-to-market adjustments on higher than second quarter 1997 ending precious metals inventory and (3) the completion of gold production from Easy Junior at the end of 1996.
The decrease in cash production costs at Kinsley between comparable periods is attributed to the increase in the average grade, from 0.0298 oz/ton in the third quarter of 1996 to 0.0398 oz/ton in the third quarter of 1997.

  The change in general and administrative expenses between comparable periods, from
$344,000 in the third quarter of 1996 to $323,000 in the third quarter of 1997, was de minimis.

  Exploration expense increased from $39,000 in the third quarter of 1996 to $93,000 in the third quarter of 1997 principally as the result of exploration activities conducted in the third quarter of 1997 on properties acquired in the latter half of 1996.

  Interest income and other increased from $8,000 to $67,000 between comparable periods as the result of more funds being available for investment in the third quarter of 1997. The decrease in interest expense and other from $58,000 in the third quarter of 1996 to $0 in the third quarter of 1997 was due to capitalization of interest in the third quarter of 1997.

  No provision for income taxes was recognized in either the third quarter of 1997 or the third quarter of 1996 because of the utilization of net operating loss carryforwards. As of September
30, 1997, the Company estimates that it has approximately $23,428,000 in remaining net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period 2005 to 2011.

COMPARISON OF THE NINE MONTH PERIODS ENDED
 SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996.

  During the first nine months of 1997, the Company had $8,498,000 in revenue from the sale of 24,790 ounces of gold at an average price of $343/oz, as compared to $15,000,000 in revenue from the sale of 37,900 ounces of gold at an average price of $396/oz during the first nine months of 1996. During the first nine months of 1997, the Company mined 1,380,462 tons of ore at Kinsley with an average grade of 0.0353 oz/ton gold containing 48,663 ounces of gold and produced 27,844 ounces of gold from Kinsley at an average cash cost of $194/oz. During the first nine months of 1996, the Company mined 1,241,685 tons of ore at Kinsley with an average grade of
0.0344 oz/ton gold containing 42,765 ounces of gold and produced 37,693 ounces of gold, 33,364 ounces from Kinsley at an average cash cost of $223/oz and 4,329 ounces from pad-rinsing at Easy
Junior.

  Direct mining, production, reclamation and maintenance costs decreased from $11,136,000 during the first nine months of 1996 to $6,492,000 during the first nine months of 1997 principally due to (1) lower cash production costs at Kinsley, (2) the result of mark-to-market adjustments on higher than year-end 1996 ending precious metal inventory and (3) the completion of gold production from Easy Junior at the end of 1996. The decrease in cash production costs at Kinsley between comparable periods is attributed to an improvement in the stripping ratio. During the first nine months of 1997, the stripping ratio at Kinsley was 2.17:1.00 as compared to a much higher stripping ratio of 3.34:1.00 during the first nine months of 1996.

  The change in general and administrative expenses between comparable periods, from
$1,094,000 during the first nine months of 1996 to $1,108,000 during the first nine months of 1997, was de minimis.

  Exploration expense increased from $55,000
during the first nine months of 1996 to $180,000 during the first nine months of 1997 principally as the result of exploration activities conducted during the first nine months of 1997 on properties acquired in the latter half of 1996.

  Interest income and other increased from $66,000 to $187,000 between comparable periods as the result of more funds being available for investment during the first nine months of 1997.
The decrease in interest expense and other from $186,000 during the first nine months of 1996 to $2,000 during the first nine months of 1997 was due to increased capitalization of interest during the first nine months of 1997.

  During the first nine months of 1997, the Company recorded $784,000 from an extraordinary gain from the retirement of debt. The gain resulted from the retirement of a $4,000,000 zero coupon debenture due in 2008. The Company paid
$750,000 in cash to retire the debenture which had a net carrying value of $1,534,000 at the time of retirement.

  No provision for income taxes was recognized during either the first nine months of 1997 or the first nine months of 1996 because of the utilization of net operating loss carryforwards.
As of September 30, 1997, the Company estimates that it has approximately $23,428,000 in remaining net operating loss carryforwards.
These net operating loss carryforwards are scheduled to expire during the period 2005 to 2011.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  As of September 30, 1997, the Company had
$3,628,000 in working capital, a $6,262,000
improvement from the December 31, 1996 working capital deficit of $2,634,000. The increase in working capital was due to: (1) the issuance of $10,000,000 in convertible debt, (2) the receipt of $6,000,000 from an $8,500,000 credit facility and (3) funds generated from gold production at Kinsley. The Company believes that gold production from Kinsley and the $2,500,000 that is remaining under the $8,500,000 credit facility will provide adequate liquidity for the Company's operational needs during the remainder of 1997.
The Company also believes that gold production from Kinsley and Griffon will provide adequate liquidity for the Company's operational needs throughout 1998. The ability of the Company to satisfy the cash requirements of its operations, however, will be dependent upon the future performance of Kinsley and Griffon which will continue to be influenced by factors which are beyond the control of the Company. Additional financing will be required to begin site development and construction at Olinghouse. The
Company anticipates that these additional funds will be obtained through equipment and project financing, although no assurance can be made that such funds will be available or on terms acceptable to the Company. See "Outlook" below.

INVESTING AND FINANCING ACTIVITIES
----------------------------------

  During the first nine months of 1997, the Company expended $5,088,000 for deferred mine development costs, principally for the permitting and development of Olinghouse and Griffon and the permitting of Copper Flat, and $3,388,000 for site facilities and equipment, principally for Griffon. During the same period, the Company (1) received $18,274,000 in debt financing, including
$10,000,000 from the issuance of convertible debt, $6,000,000 from an $8,500,000 credit facility, $1,400,000 from a short-term bank loan and $874,000 from equipment financing; (2) received $185,000 from exercised stock options;
and (3) retired $6,083,000 of debt.

  On April 10, 1997, the Company entered into a credit facility with Gerald Metals and BHF Bank to borrow up to $8,500,000. The Company used approximately $4,700,000 of the loan to repay certain indebtedness due to Gerald Metals. The remaining funds are to be used for the construction of Griffon, working capital and the payment of certain expenses. Borrowings from the credit facility accrue interest at LIBOR plus two percent. Interest is payable monthly and principal is payable in fifteen equal monthly installments commencing on January 31, 1998. The credit facility is secured by a first priority mortgage on Kinsley and Griffon, and a first priority security interest in all of the Company's tangible and intangible personal property. The credit facility contains certain covenants that impose restrictions on the ability of the Company to, among other things, change the Company's corporate structure, pay dividends on or repurchase the Company's common stock, and create or suffer to exist any liens
(other than permitted liens) on the Company's assets or properties. In addition, the Company is required to sell 100% of its gold production to Gerald Metals through March 31, 1999. All sales to Gerald Metals are made at the market price prevailing at the time of sale. As of October 20, 1997, the Company had borrowed
$6,000,000 under this credit facility.

  On April 14, 1997, the Company completed a private placement of $10,000,000 in convertible debentures (the "Debentures") to a small group of accredited investors. The Debentures accrue interest at an annual rate of four percent and mature on April 14, 1999. The Debentures may be converted into the Company's common stock at a conversion price equal to the lesser of (1) 90% of the average of the closing bid prices of the Company's common stock for the five trading days preceding a notice of conversion, or (2) $4.00.
The Debentures contain certain covenants that impose restrictions on the ability of the Company to, among other things, pay dividends on or repurchase the Company's common stock. As of September 30, 1997, $1,550,000 of the convertible debentures have been converted into 832,934 shares of the Company's common stock.

OUTLOOK
-------

  On July 16, 1997, after having received all of the necessary permits, the Company began construction and site development at Griffon.
The property is expected to begin producing gold in late December 1997/early January 1998 at an annualized rate of 35,000 oz/year. The Company estimates that $4,267,000 will be required to put
Griffon into production - $2,102,000 for site development and facilities, $1,820,000 for working capital and $345,000 for additional equipment. No assurance can be given that the actual capital expenditures required to put
Griffon into production will not exceed the Company's estimate. As of September 30, 1997, the Company has expended $2,937,000 of the $4,267,000 required to put Griffon into production.

  In addition to the funds necessary to put
Griffon into production, the Company has budgeted the following expenditures for the remainder of 1997: (1) $462,000 for permitting and holding costs at Olinghouse, (2) $143,000 for permitting and holding costs at Copper Flat, (3) $492,000 for debt servicing, (4) $100,000 for drilling and associated activities, and (5) $111,000 for reclamation. Based on (1) the funds on hand as of September 30, 1997, (2) the remaining
$2,500,000 available under the Company's
$8,500,000 credit facility, and (3) funds expected to be generated from gold production at Kinsley, the Company anticipates to be able to meet all of these funding requirements. The
Company also believes that gold production from Kinsley and Griffon will provide adequate liquidity for the Company's operational needs throughout 1998.

  Based on the most recent information available, the Company presently anticipates that it will receive all of the permits necessary to put
Olinghouse into production in the first quarter of 1998. Based on the most recently completed mine plan, the Company estimates that $24,700,000 will be required to put Olinghouse into production - $8,200,000 for site development and facilities, $11,500,000 for equipment and
$5,000,000 for working capital - all of which will require additional financing. No assurance can be given that the actual capital expenditures required to put
Olinghouse into production will not exceed the Company's estimate. Site development will begin only after all of the necessary permits are in place and financing has been arranged. The
Company is investigating potential financing vehicles for Olinghouse, but has not yet finalized commitments for such financing. No assurance can be given that the Company will obtain either all of the necessary permits or financing to put Olinghouse into production.

  As of September 30, 1997, the Company had (1) purchased put options for 94,500 ounces of gold at $335/oz, of which options for 3,500 ounces mature each month from October 1997 to December
1997 and options for 7,000 ounces mature each month from January 1998 to December 1998, and (2) sold call options for 45,000 ounces of gold at $390/oz, of which options for 3,750 ounces mature each month from January 1998 to December 1998.

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

PART II OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         27.01   Financial Date Schedule

(b) No reports were filed on Form 8-K during the three-month period ended September
         30, 1997.

                  SIGNATURE
                  ---------

Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ALTA GOLD CO.
                              (Registrant)



October 21, 1997          BY:  /s/ John A. Bielun
----------------          -----------------------
(Date)                    John A. Bielun
                          Chief Financial Officer
                           and Principal
                           Accounting Officer