Form 10-K
period 1997-12-31
ALTA GOLD CO/NV/
filed 1998-03-31
CIK 90350

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                        FORM 10-K
     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1997, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from -------------- to ---------------.

Commission file number 2-2274.

                    ALTA GOLD CO.
(Exact name of Registrant as specified in its charter)

Nevada                          87-0259249
(State or other jurisdiction    (I.R.S. Employer
of incorporation or              Identification
organization)                    No.)

     601 Whitney Ranch Drive, Suite 10
     Henderson, Nevada                  89014
    (Address of principal               (Zip Code)
      executive offices)

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

     Indicate by check mark if disclosure of
delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. -----

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1998, based on the closing price as reported on the Nasdaq Stock Market of $1-27/32, was approximately $57,060,000.

     The number of shares outstanding of the
Registrant's Common Stock as of March 26, 1998 was
31,548,026.

        Documents Incorporated by Reference:

     The information required by Part III of this Report is incorporated by reference from Alta Gold
Co.'s Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Report.

              TABLE OF CONTENTS


PART I  . . . . . . . . . . . . . . . . . . .   1

   Items 1 and 2.  Business and Properties . .  1
   Item 3.  Legal Proceedings  . . . . . . . . 26
   Item 4.  Submission of Matters to a Vote
            of Security Holders  . . . . . . . 26

PART II  . . . . . . . . . . . . . . . . . . . 26

   Item 5.  Market for Registrant's Common
            Equity and Related Stockholder
            Matters  . . . . . . . . . . . . . 26
   Item 6.  Selected Financial Data  . . . . . 27
   Item 7.  Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations  . . . . 28
   Item 8.  Financial Statements and
            Supplementary Data . . . . . . . . 32
   Item 9.  Changes in and Disagreements
            with Accountants on Accounting
            and Financial Disclosure . . . . . 56


PART III . . . . . . . . . . . . . . . . . . . 56

   Item 10.  Directors and Executive Officers
             of the Registrant . . . . . . . . 56
   Item 11.  Executive Compensation  . . . . . 56
   Item 12.  Security Ownership of Certain
             Beneficial Owners and
             Management  . . . . . . . . . . . 56
   Item 13.  Certain Relationships and
             Related Transactions  . . . . . . 56

PART IV  . . . . . . . . . . . . . . . . . . . 56

   Item 14.  Exhibits, Financial Statement
             Schedules, and Reports on
             Form 8-K  . . . . . . . . . . . . 56


SIGNATURES . . . . . . . . . . . . . . . . . . 62



PART I

Items 1 and 2.  Business and Properties

     Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 provide a "safe harbor" for forward-looking statements. Certain information included herein contains statements that are forward-looking, such as statements regarding management's expectations about the Company's reserves, timing of receipt of government permits, planned dates for commencement of mining operations and gold production at the Company's mining properties, anticipated drilling and reclamation expenditures as well as other capital spending, financing sources and the effects of regulation. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to the market price of metals, production rates, production costs, the availability of financing, the ability to obtain and maintain all of the permits necessary to put and keep properties in production, development and construction activities, and issues related to the year 2000.
See "- Risk Factors."

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

     In 1996, the Company (1) produced 49,486 ounces of gold at Easy Junior and Kinsley;
(2) completed gold processing at Easy Junior; (3)
continued mining activities at Kinsley; (4) continued permitting, development drilling and mine planning at Olinghouse, as well as preparing a feasibility study; (5) continued permitting and mine planning at Griffon; (6) continued permitting at Copper Flat; (7) acquired control of the Excalibur property ("Excalibur") located in
Mineral County, Nevada; and (8) entered into an agreement giving the Company an option to acquire a 50% interest in, and right to manage, the Osceola property ("Osceola") located in White Pine
County, Nevada.

     In 1997, the Company (1) produced 38,472 ounces of gold at Kinsley; (2) completed site development and construction and began mining at Griffon; (3) continued permitting, development drilling and mine planning and completed a feasibility study at Olinghouse; (4) continued permitting at Copper Flat; and (5) initiated the acquisition of the Lookout Mountain gold property
("Lookout Mountain") located in Eureka County,
Nevada from Echo Bay Exploration, Inc. In the first quarter of 1998, the Company (1) completed mining operations at Kinsley and (2) completed the acquisition of Lookout Mountain.

OPERATING PROPERTIES

   GRIFFON

     Background and History. Griffon is located approximately 46 miles southwest of Ely, Nevada, and is accessed principally by paved and unpaved public roads. The Company acquired the property in October 1994 from Griffon Resources, Inc.
("GRI").

     Property Interests. At Griffon, the Company controls 108 unpatented mining claims covering approximately 2,200 acres. Pursuant to the terms of the acquisition agreement under which Griffon was acquired, the Company is required to make certain royalty payments to GRI. See "- Risk
Factors - Uncertainty of Title."

     Geology.  The Griffon deposits consist of two
Carlin-type disseminated gold ore bodies, the Discovery Ridge deposit and the Hammer Ridge deposit, hosted in the upper part of the Mississippian Joana Limestone. The Discovery
Ridge deposit, approximately 100 feet thick, 400 feet wide, and 700 feet long, has excellent internal continuity and is exposed at the surface.
The Hammer Ridge deposit, located approximately
1,000 feet southeast of Discovery Ridge, is smaller, but has similar geologic characteristics and is also exposed at the surface. There is the potential to expand the reserves to the northwest and southeast; however, no assurance can be given that additional reserves will be located.

     Reserves. Based upon the Company's reserve report prepared by Pincock Allen & Holt ("PAH") dated March 6, 1998 (the "PAH Report"), Griffon had proven and probable reserves as of December 31, 1997 of 3,854,000 tons at an average grade of 0.026 ounces per ton gold, containing
99,580 ounces of gold.  The reserves include: (1)
unmined proven and probable reserves of 3,504,000 tons at an average grade of 0.025 ounces per ton gold, containing 87,000 ounces of gold with an estimated stripping ratio of 0.8:1 and (2) stockpiled ore, either at the crusher or on the heap leach pad, from which gold had not yet been recovered, consisting of 350,000 tons at an average grade of 0.036 ounces per ton gold, containing 12,580 ounces of gold.

     Historic Drilling. Prior to the Company's acquisition of Griffon, GRI and its predecessors in interest drilled 74 reverse circulation drill holes (approximately 28,334 feet) and one core hole (approximately 523 feet). During the Company's due diligence program prior to acquiring
Griffon and subsequently thereafter, the Company drilled (1) 40 reverse circulation drill holes
(approximately 7,430 feet) in 1994; (2) 49 reverse circulation drill holes (approximately 8,065 feet) in 1995; (3) ten reverse circulation drill holes
(approximately 3,130 feet) in 1996; and (4) 27 reverse circulation drill holes (approximately
6,090 feet) in 1997.

     Future Drilling. Subject to the receipt of adequate financing, the Company plans to drill approximately 12 reverse circulation drill holes
(approximately 3,600 feet) in 1998 at an estimated cost of less than $0.1 million. No assurance can be given that the Company will be able to obtain the financing necessary to fund these costs. See
"- Risk Factors - Uncertainty of Funding" and
"Item 7.  Management's Discussion and Analysis of
Financial Condition and Results of Operations -
Liquidity and Capital Resources."

[Map of states of Nevada, Utah, Arizona and New
Mexico showing locations of major mining properties].

     Permitting. In accordance with government regulations, the final permits necessary to develop and operate Griffon were received in July
1997, at which time site development commenced.

     Water Rights.  In April 1997, the State of
Nevada granted to the Company an appropriation to divert and use water in an amount which management believes is sufficient for its operations at Griffon.

     Development, Mining and Processing. Site development at Griffon commenced in July 1997, and mining began in September 1997. Leaching was initiated in December 1997. Production of refined gold began in January 1998. Mining at Griffon is conducted in two open pits using conventional open pit methods. Operations are conducted over ten to twelve hour shifts on a seven-day week, 24-hour per day schedule. Ore is processed at Griffon through conventional heap leaching. The current equipment fleet consists of front-end loaders with 50-ton haul trucks working on 15-foot benches and supported by a full set of ancillary equipment.
Management believes that the equipment is in adequate working condition.

     In 1997, the Company mined 350,000 tons at an average grade of 0.036 ounces per ton gold, containing 12,580 ounces of gold, but because of delays in the completion of the heap leach pad due to inclement weather, no gold was recovered from this ore until 1998. Based on the PAH Report, mining activities at Griffon are expected to continue through the first quarter of 2000, with gold production from heap leaching and pad rinsing to continue in declining amounts through the remainder of 2000. See "- Risk Factors - Limited
Life of Mining Projects."

     Reclamation.  The Company is conducting
reclamation on a continuous basis; however, most of the reclamation, including recontouring, revegetation, building removal and pad rinsing, will not commence until mining and processing are completed. Based on the present area of disturbance and the reclamation plan for Griffon, the Company presently estimates that the cost of such reclamation will be approximately $0.7 million, none of which had been accrued as of December 31, 1997.

   KINSLEY

     Background and History. Kinsley is located approximately 80 miles northeast of Ely, Nevada, and is accessed by paved and unpaved public roads.
The property was acquired from Cominco American
Resources Incorporated and USMX, Inc. in April
1994.

     Property Interests. At Kinsley, the Company controls 204 unpatented mining claims covering approximately 4,200 acres. See "- Risk Factors -
Uncertainty of Title."

     Geology. The deposits at Kinsley occur as a cluster of Carlin-type disseminated gold ore bodies in Cambrian age sedimentary rocks within and adjacent to a large northwest trending structure. Gold mineral deposits occur as replacement lenses and structurally prepared zones in multiple ore bodies. Mineralization is fine grained and readily amenable to heap leaching.

     Reserves. Based upon the PAH Report, Kinsley had proven and probable reserves as of December 31, 1997 of 132,000 tons at an average grade of 0.035 ounces per ton gold, containing
4,650 ounces of gold, with an estimated stripping ratio of 3.5:1. These reserves do not include an estimated 31,400 ounces of recoverable gold on the heap leach pad as of December 31, 1997. See " -
Reserves" and " - Risk Factors - Reserves
Estimates."

     Historic Drilling. Prior to the Company's acquisition of Kinsley, Cominco American Resources
Incorporated and USMX, Inc. and their predecessors in interest drilled 497 reverse circulation drill holes (approximately 119,150 feet). During the Company's due diligence program prior to acquiring
Kinsley and subsequently thereafter, the Company drilled (1) 18 reverse circulation drill holes
(approximately 2,915 feet) and seven core holes
(approximately 944 feet) in 1993; (2) 29 reverse circulation drill holes (approximately 4,720 feet) in 1994; (3) 51 reverse circulation drill holes
(approximately 8,540 feet) in 1995; (4) 387 reverse circulation drill holes (approximately
73,655 feet) in 1996; and (5) 167 reverse
circulation drill holes (approximately 35,065 feet) in 1997.

     Future Drilling. No drilling is planned at Kinsley in 1998. Subject to the receipt of adequate financing and the necessary government permits, the Company may elect to do additional drilling in 1999 or thereafter. See "- Risk
Factors - Uncertainty of Funding"and "- Government
Permits and Project Delays" and "Item 7.
Management's Discussion of Analysis of Financial
Condition and Results of Operations - Liquidity and Capital Resources."

     Permitting. In accordance with government regulations, all permits necessary to develop and operate Kinsley were received in 1994, prior to the commencement of site development and mining.

     Water Rights. The State of Nevada granted to the Company an appropriation to divert and use water in an amount which management believes is sufficient for its operations at Kinsley.

     Development, Mining and Processing. Site development at Kinsley commenced in July 1994 and mining began in October 1994. Production of refined gold began in January 1995. Mining, utilizing conventional open pit methods, was completed in the first quarter of 1998.

     In 1996 and 1997, the Company mined 1,853,196 and 1,587,701 tons of ore, respectively, with an average grade of 0.032 and 0.037 ounces per ton gold, respectively, and produced 44,552 and 38,472 ounces of gold, respectively. Gold production from heap leaching and pad rinsing is expected to continue in declining amounts through 2000. See
"- Risk Factors - Limited Life of Mining
Projects."

     Reclamation.  The Company is conducting
reclamation on a continuous basis; however, most of the reclamation, including recontouring, revegetation, building removal and pad rinsing, will not commence until processing and any future potential drilling programs and mining operations are completed. Based on the present area of disturbance and the reclamation plan for Kinsley, the Company presently estimates that cost of such reclamation will be approximately $0.2 million, nearly all of which has been accrued as of December 31, 1997.

DEVELOPMENT PROPERTIES

   Olinghouse

     Background and History.  Olinghouse is
located approximately 35 miles east of Reno, Nevada, and is accessed by paved and unpaved public roads. The Company acquired the property in July 1994 from Phelps Dodge Mining Company.

     Property Interests.  At Olinghouse, the
Company controls 371 unpatented and 11 patented mining claims covering approximately 6,700 acres.
Over half of the currently identified ore body lies within one of the patented mining claims.
Thirty-eight of the unpatented mining claims and all of the patented mining claims are held under eight mineral leases with various third parties.
Four of the mineral leases contain purchase options, one of which has been exercised. The earliest expiration date of the mineral leases with respect to which annual minimum payments do not result in automatic exercise of a purchase option is 2032; provided, however, that each of the leases, except for the lease as to which the purchase option has been exercised, may be terminated at any time upon notice by the Company.
Six of the mineral leases carry net smelter return royalties. All of the mineral leases require annual minimum payments. See "- Risk Factors -
Uncertainty of Title."

     Geology. Gold occurs in a series of at least ten sub-parallel mineralized structures cutting andesitic volcanic rocks. The structures trend northeasterly and dip northwesterly at 35-90 degrees. Mineralization typically occurs over widths of 20-150 feet, and over strike lengths of greater than 1,000 feet.

     Reserves.  Based upon the PAH Report,
Olinghouse had proven and probable reserves as of December 31, 1997 of 12,257,000 tons of ore at an average grade of 0.042 ounces per ton gold, containing 512,800 ounces of gold with an estimated stripping ratio of 4.5:1. Based upon the Company's reserve report prepared by PAH dated
March 14, 1997, Olinghouse had proven and probable reserves as of December 31, 1996 of 22,751,000 tons of ore with an average grade of 0.029 ounces per ton gold, containing 662,200 ounces of gold, with an estimated stripping ratio of 3.2:1. The decrease in reported reserves from 1996 to 1997 is a result of the significant decrease in the price of gold experienced during 1997 and its effect on the calculation of reserves. Reserves reported as of December 31, 1996 were calculated on the basis of a gold price of $390/oz; reserves reported as of December 31, 1997 were calculated on the basis of a gold price of $300/oz. Some geologic and engineering parameters were also changed in remodeling the ore reserve. See "- Reserves" and "- Risk Factors - Reserves Estimates."

     In order to minimize the influence of high grade intervals in the calculation of reserves, drill hole composites were capped at 0.70 ounces per ton gold and a restricted search was used for all composites greater than 0.25 ounces per ton gold. In addition, exceptionally high grade intervals intersected in the core drilling program were excluded entirely from the reserve calculation in order to eliminate the possibility of imparting a positive bias on the data.

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

     Historic Drilling. Prior to the Company's acquisition of Olinghouse, Phelps Dodge Mining
Company drilled 57 reverse circulation drill holes
(approximately 34,695 feet) and seven core holes
(approximately 6,507 feet). During the Company's due diligence program prior to acquiring
Olinghouse and subsequently thereafter, the
Company drilled (1) 30 reverse circulation drill holes (approximately 10,265 feet) in 1994; (2) 124 reverse circulation drill holes (approximately
52,327 feet) in 1995; (3) 396 reverse circulation drill holes (approximately 187,420 feet) and six core holes (approximately 1,181 feet) in 1996; and
(4) 72 reverse circulation drill holes
(approximately 25,495 feet) in 1997.

     Future Drilling. Subject to the receipt of adequate financing, the Company plans to drill approximately 35 additional shallow reverse circulation drill holes (approximately 14,000 feet) in 1998 at an estimated cost of approximately $0.2 million. The 1998 drilling program will focus on defining mineral deposits identified in previous drilling programs, as well as the testing of new targets. No assurance can be given that the Company will be able to obtain the financing necessary to fund these costs. See
"- Risk Factors - Uncertainty of Funding" and
"Item 7.  Management's Discussion and Analysis of
Financial Condition and Results of Operations -
Liquidity and Capital Resources."

     Permitting. The Company submitted its Plan of
Operation in March 1996, a draft Environmental
Impact Statement ("EIS") was issued in November
1997 and the Final EIS was published in the Federal Register in February 1998. The Record of
Decision is expected to be received in April
1998. The last remaining required permits, including the Water Pollution Control and reclamation permits and a Section 404 permit, are expected to be received early in the second quarter of 1998. The Company anticipates spending approximately $0.3 million in 1998 to complete the permitting process. No assurance can be given that the Company will receive the remaining government permits in a timely manner, or without conditions which would materially and adversely impact the project. See "- Risk Factors -
Government Permits and Project Delays."

     Water Rights. The State of Nevada granted to the Company an appropriation to divert and use water in an amount which management believes is sufficient for all anticipated operations at Olinghouse.

     Development Plan. Subject to the receipt of the necessary financing and the necessary government permits, the Company plans to begin site development and production at Olinghouse in the second and third quarters of 1998, respectively. Mining is scheduled to begin initially in the Green Hill orebody and thereafter in the Payback Pit utilizing conventional open pit methods. Operations are expected to be conducted on a seven-day per week 24-hour per day schedule.
Higher grade ore will be initially processed through a gravity separation mill and subsequently agglomerated and processed through conventional heap leaching. Lower grade ore will be processed solely through conventional heap leaching. The mine plan contemplates using a fleet of front-end loaders coupled with 85-ton haul trucks working on 15-foot benches. The Company has obtained price quotations for the required equipment.

     The Company completed a Feasibility Study on the property in August 1997. PAH completed a Due
Diligence Review of the Feasibility Study in
October 1997, concluding, "... that the project is feasible, that it is based on adequate data and sound engineering principles, ..." The
Feasibility Study was based on a gold price of $335 per ounce. Subsequent to this, the Company asked PAH to examine the impact of a gold price of $300 per ounce. In a report issued in December
1997, PAH concluded, "From these evaluations, it is Pincock Allen & Holt's opinion that a gold price of $300 per ounce should not affect the feasibility of the Olinghouse Project."

     Subject to the receipt of adequate financing and the necessary government permits, the Company anticipates spending approximately $14.3 million at Olinghouse in 1998 for site development and equipment and an additional $3.7 million for project working capital. On March 16, 1998, the Company signed a term sheet for a $24.4 million production financing and working capital facility with a consortium of lenders led by Gerald Metals, Inc. (the "Loan Facility"). The Loan Facility is to be used for site development, construction, equipment and working capital for Olinghouse, as well as for the early repayment of an existing loan with BHF-Bank Aktiengesellschaft ("BHF Bank") in the outstanding principal amount of approximately $3.4 million. $19.4 million of the Loan Facility is subject to customary due diligence, definitive loan documentation and the receipt of the necessary permits at Olinghouse.
No assurance can be given that the Company will be able to obtain the financing necessary to fund these costs or receive the necessary government permits in a timely manner, or without conditions which would materially and adversely impact the project. See "- Risk Factors - Uncertainty of
Funding" and "- Government Permits and Project
Delays" and "Item 7.  Management's Discussion of
Analysis of Financial Condition and Results of
Operations - Liquidity and Capital Resources."

     Reclamation. Until the Company begins site development and mining, the Company's only reclamation obligation involves the recontouring of drill roads and drill sites, the cost of which is minimal.

   LOOKOUT MOUNTAIN

     Background and History. Lookout Mountain is located approximately eight miles south of Eureka, Nevada and is accessed by paved and unpaved public roads. The property was acquired from Echo Bay
Exploration Inc. ("Echo Bay") in January 1998.

     Property Interests.  At Lookout Mountain, the
Company controls 227 unpatented mining claims covering approximately 4,500 acres. All of the mining claims are held under a mining lease with a third party, which expires no sooner than 2013;
provided, however that the lease may be terminated at any time upon notice by the Company. The lease carries a net smelter return royalty and requires advance minimum annual royalties. See "- Risk
Factors - Uncertainity of Title."

     Geology. Gold mineralization occurs in the Cambrian Dunderberg Shale, as well as in the Devonian Nevada Group. The geology of Lookout
Mountain is comparable to Kinsley, although the mineralizing structure is more extensive. Ore occurs in jasperoid and silicified zones in the Cambrian Dunderberg Shale. Ore is generally steeply dipping to the east. Significant gold mineralization has been encountered over a strike length of two miles, from the surface to a depth of over 700 feet.

     Gold occurs in limestone and shale in varying oxidation states. Well to moderately oxidized material shows good metallurgical recoveries by conventional cyanidation. Pyritic material has not been broadly tested but appears to be refractory.

     Reserves. There are no known reserves on the property, and no assurance can be given that a commercially viable ore deposit exists until further drilling or other underground testing is done and a comprehensive feasibility study based upon such work is concluded.

     Historic Drilling. Prior to the Company's acquisition of the property, Echo Bay and its predecessors in interest drilled 386 holes on the property, defining several mineral deposits.
Additional fill-in drilling will be required to classify any of these mineral deposits as minable reserves.

     Future Drilling. Subject to the receipt of adequate financing and the necessary government permits, the Company plans to drill approximately
186 reverse circulation drill holes (approximately
42,650 feet) in 1998 at an estimated cost of approximately $0.4 million. No assurance can be given that the Company will be able to obtain the financing necessary to fund these costs or receive the necessary government permits in a timely manner or without conditions which would materially and adversely impact the project. See
"- Risk Factors - Uncertainty of Funding" and "-
Government Permits and Project Delays" and "Item
7. Management's Discussion of Analysis of
Financial Condition and Results of Operations -
Liquidity and Capital Resources."

     Permitting.  Echo Bay completed an
Environmental Assessment of the property in 1997, under which the Company can conduct some drilling.
The Company is currently preparing a Plan of Operation for a 250 hole drilling program, as well as a mine Plan of Operation.

     Water Rights. The Company does not require water rights for the present stage of development at Lookout Mountain.

     Development Plan. The Company is planning to conduct baseline environmental studies in 1998 that will form the basis of an Environmental
Impact Statement for the eventual development of the property.

     Reclamation. The Company does not have any reclamation obligations at Lookout Mountain at this time.

   EXCALIBUR

     Background and History. Excalibur is located approximately 20 miles southwest of the town of Mina, in Mineral County, Nevada and approximately
120 miles southeast of Reno, Nevada, and is accessed by paved and unpaved public roads. In
October 1996, the Company entered into a mineral lease with an independent geologist for six unpatented claims at Excalibur and has since staked an additional 61 unpatented mining claims.

     Property Interests.  At Excalibur, the
Company controls 67 unpatented mining claims covering approximately 1,340 acres. Six of the unpatented mining claims are held under a mineral lease with a third party, which lease expires no sooner than 2016; provided, however that the lease may be terminated at any time upon notice by the Company. The lease carries a net smelter return royalty and requires modest advance minimum annual royalties. See "- Risk Factors - Uncertainty of
Title."

     Geology. Gold mineralization occurs in a large 1,000 feet by 2,000 feet jasperiod breccia within the Triassic-age Excelsior Formation and in structurally controlled zones. The Excelsior
Formation consists of metamorphosed tuffaceous sediments, volcanic rocks, limestone and chert.
Based upon rock samples taken by the Company, low-grade gold concentrations are common within the jasperiod.

     Reserves. There are no known reserves on the property and no assurance can be given that a commercially viable ore deposit exists until further drilling or other underground testing is done and a comprehensive feasibility study based upon such work is concluded.

     Historic Drilling. The Company has not found any evidence of previous drilling at Excalibur.
In 1997, the Company drilled six reverse circulation drill holes (approximately 1,850 feet), of which gold mineralization was encountered in three holes.

     Future Drilling. Subject to the receipt of adequate financing and the necessary government permits, the Company plans to drill approximately
10 reverse circulation drill holes (approximately
5,000 feet) on the property in 1998 at a cost of less than $0.1 million. No assurance can be given that the Company will be able to obtain the financing necessary to fund these costs or receive the necessary government permits in a timely manner, or without condition which would materially and adversely impact the project. See
"- Risk Factors - Uncertainty of Funding" and "-
Government Permits and Project Delays" and "Item
7.  Management's Discussion of Analysis of
Financial Condition and Results of Operations -
Liquidity and Capital Resources."

     Permitting. The only permit which will be required at Excalibur in 1998 relates to drilling, which permit the Company expects to apply for and receive in sufficient time to complete its 1998 drilling program.

     Water Rights. The Company does not require any water rights for the present stage of development at Excalibur.

     Development Plan. Pending the results of the Company's 1998 drilling program at Excalibur, the Company does not have any development plans for Excalibur at this time.

     Reclamation. Until the Company begins site development and mining, the Company's only reclamation obligation involves the recontouring of drill roads and drill sites, the cost of which is minimal.

   OSCEOLA

     Background and History. Osceola is located approximately 37 miles southeast of Ely, Nevada, and is accessed by paved and unpaved public roads.
In November 1996, the Company entered into an agreement with Osceola Gold Mining Company giving the Company an option to acquire an interest in Osceola. Under the terms of the agreement, if the Company expends at least $0.6 million for drilling and associated work prior to December 1999, the Company may elect to have a 50% interest in, and become the operator of, a joint venture which will be formed and will control Osceola upon such election by the Company. As of December 31, 1997, the Company had expended approximately $0.3 million for drilling and associated work at Osceola.

     Property Interests. Osceola includes 129 unpatented and five patented mining claims covering approximately 2,600 acres. The five patented and 79 of the unpatented mining claims are held under five mineral leases with various third parties. The earliest expiration date of the mineral leases is 2001. See "- Risk Factors -
Uncertainty of Title."

     Geology. Lode gold mineralization at Osceola occurs in mesothermal quartz vein swarms and in replacement lenses in limestone. Several such high-grade gold bearing quartz veins were mined underground in the late 1800s. Based upon a limited analysis of waste dumps at the mouth of one of these underground workings, the Gilded Age mine, the Company believes that the rock adjacent to the veins may be mineralized.

     Reserves. There are no defined reserves at Osceola, and no assurance that a commercially viable ore deposit exists until further drilling or other underground testing is done and a comprehensive feasibility study based upon such work is concluded.

     Historic Drilling. In 1997, the Company found evidence that at least two holes had previously been drilled on the property. Osceola
Gold Mining Company has no records of these drill holes. The drill holes are not located in any of the targets currently being explored by the Company. In 1997, the Company drilled 25 holes totaling approximately 9,385 feet, of which gold mineralization was encountered in 19 holes.

     Future Drilling. The Company does not plan any additional drilling in 1998. Subject to the receipt of adequate financing and the necessary government permits, the Company may elect to do additional drilling in 1999 or thereafter. See "-
Risk Factors - Uncertainty of Funding" and "-
Government Permits and Project Delays" and "Item
7.  Management's Discussion of Analysis of
Financial Condition and Results of Operations -
Liquidity and Capital Resources."

     Permitting. At this time, the only required permit at Osceola relates to the 1997 drilling program, which permit the Company received in December 1996.

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

     Property Interests.  At Copper Flat, the
Company controls 418 unpatented and 21 patented mining claims and fee land covering approximately
5,400 acres. Fee land and patented mining claims covering approximately 464 acres are held under four leases with various third parties. The earliest expiration date of the leases is 2010;
provided, however, that each of the leases may be terminated at any time upon notice by the Company.
Copper Flat is subject to a reserved interest held by Gold Express' predecessor in interest. This reserved interest requires net smelter return royalties and annual advanced royalties. See "-
Risk Factors - Uncertainty of Title."

     Geology. The Copper Flat deposit occurs in and is adjacent to a breccia pipe cutting a small quartz monzonite porphyry stock. Chalcopyrite is the dominant copper mineral. Gold and silver occur as electrum. Molybdenite is the dominant molybdenum mineral.

     Reserves.  Based upon the PAH Report, Copper
Flat had proven and probable reserves at December 31, 1997 of 56,549,000 tons of ore at an average grade of 0.432% copper, 0.004 ounces per ton gold, 0.064 ounces per ton silver and 0.014% molybdenum. Contained metal is approximately
489,000,000 pounds of copper, 244,200 ounces of gold, 3,601,700 ounces of silver and 15,800,000 pounds of molybdenum. The deposit has internal continuity and an estimated stripping ratio of less than 0.9:1. See "- Reserves" and "- Risk
Factors - Reserves Estimates."

     Historic Drilling. Prior to the Company's acquisition of Copper Flat, Gold Express' predecessors in interest drilled 181 reverse circulation and core drill holes (approximately
127,325 feet). Based on the prior drilling and feasibility studies done by PAH in 1989 and by another mining consulting firm in 1993, as well as on information generated from actual mining and production in 1982, the Company determined that no additional drilling was required for the main ore body.

     Future Drilling. At this time, the Company does not contemplate any additional drilling at Copper Flat in the near future.

     Permitting.  A draft EIS was issued in
February 1996 and a Record of Decision is expected to be received in the third quarter of 1998. The
Air Quality permit was received in April 1996;
however, the New Mexico Mining and Minerals
Division permit and the New Mexico Ground Water permit are pending. In December 1996, an owner of real property known as the Ladder Ranch, near
Copper Flat, threatened to challenge the permitting and opening of Copper Flat. The owner of the Ladder Ranch has raised concerns that Copper Flat would affect his quality of life and is allegedly concerned about the impact of Copper
Flat's operations on the environment. The Company believes that the allegations made by the owner of the Ladder Ranch are without merit, and it intends to vigorously defend any such challenge to Copper
Flat. However, no assurance can be given that any such challenge will not prevent or delay the permitting or opening of Copper Flat, or that the Company will otherwise receive the necessary government permits in a timely manner, or without conditions which would materially and adversely impact the project. See "- Risk Factors -
Government Permits and Project Delays."

     The Company anticipates spending
approximately $0.4 million at Copper Flat in 1998 for permitting and property holding costs.

     Water Rights.  The Company has an
appropriation granted by the State of New Mexico to divert and use water in an amount which management believes is sufficient for its operations at Copper Flat.

     Development Plan. Copper Flat already has certain infrastructure in place. The infrastructure includes a tailings pond, 19 miles of power lines, a water well field, a 20-inch diameter water line, building and equipment foundations, an access road and a system of diversion dams and channels. The Company does not anticipate any site development or construction at Copper Flat in 1998. The Company is presently evaluating the potential operation, joint venture, sale or spin-off of Copper Flat and its other base metals properties so that the Company can focus on gold development and production.

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

OTHER PROPERTIES

   Easy Junior

     The Company completed mining all reserves in August 1994, and completed gold processing in December 1996. The Company does not plan any additional development at Easy Junior. The only significant reclamation remaining at Easy Junior includes pad rinsing and recontouring and revegetation of the leach pad, waste dumps and ponds. The Company plans to complete this remaining reclamation in 1999 at an estimated cost of less than $0.1 million.

   Other

     The Company also owns or controls other
properties containing precious and/or base metals.
The properties are in various stages, including holding, exploration, development and reclamation.
In addition, one property is currently being leased to another mining company.

RESERVES

     The Company calculates its reserves by
methods generally applied within the mining industry by a multidisciplinary team of geologists, engineers, and geostatisticians. Due to the nature of the deposits, all reserves are calculated from drill-hole assay results.
Representative samples are generally collected from reverse circulation drilling, including core drilling in deposits where reverse circulation drill samples could be contaminated or diluted and each five-foot drill interval is assayed and the assay results are evaluated to detect potential bias, and check assays are completed on all ore-grade intercepts as a quality-control procedure.
Computer-generated ore deposit models are compared against manual methods and, as mining progresses, against actual mining results. Pit outlines generated from the models are based upon mining and processing costs and processing recoveries and are validated by mining and processing experience, yielding estimates of reserves determined by optimum economic mining limits.

     Reserves reported by the Company as of
December 31, 1997 for Griffon, Olinghouse, Kinsley and Copper Flat have been audited by PAH as provided in the PAH Report. PAH's audit of these reserves stated that the Company's models for these reserves have been prepared according to accepted engineering practice and that these reserves satisfy the requirement for proven and probable reserves.

     The following table summarizes proven and probable ore reserve, ore grade and contained metal of the properties owned by the Company as of December 31, 1997. See "- Risk Factors - Reserves
Estimates."

            Operat-  Tons of
              ing     Ore
            (O) /    Proven
            Devel-    and     Average
            opment  Probable   Grade      Contained
             (D)    Reserves    (1)       Metal (2)
            ------  --------  -------     ---------
Gold
 Olinghouse    D   12,257,000  0.042       512,800 oz.
 Griffon       O    3,854,000  0.026        99,580 oz.
 Kinsley       O      132,000  0.035         4,650 oz.(3)
 Copper Flat   D   56,549,000  0.004       244,200 oz.
                                           -----------
     Total                                 861,230 oz.
                                           ===========

Other Metals
 Silver (Copper
  Flat)        D   56,549,000  0.064     3,601,700 oz.
 Copper (Copper
  Flat)        D   56,549,000  0.432%  489,000,000 lbs.
 Molybdenum
  (Copper
  Flat)        D   56,549,000  0.014%   15,800,000 lbs.

----------------------
(1)  The average grade for (1) precious metals is
expressed in ounces of contained metal per ton of
proven and probable reserves; and (2) base metals
is expressed as a percentage of contained metal
per ton of proven and probable reserves.

(2) Estimated processing recovery rates for the Company's proven and probable reserves, as a percent of contained metal, are as follows:
(1) gold: Griffon - 88%, Olinghouse - 83%, Kinsley
- 75%, Copper Flat - 50%; (2) silver:  Copper Flat
- 90%; (3) copper:  Copper Flat - 91%; and
(4) molybdenum:  Copper Flat - 66%.

(3)  Excludes an estimated 31,400 ounces of
recoverable gold on the heap leach pad as of December 31, 1997.

GOLD PRODUCTION AND COST DATA

     Based upon the operations at the Company's current and former operating properties, the following table sets forth the Company's gold production, the average realized sales price per ounce, the average cash costs per ounce of gold produced, and the average total costs per ounce of gold produced for the periods indicated.

                               Year Ended December 31,
                     1997    1996    1995    1994    1993
                     ----    ----    ----    ----    ----
Production (ounces
  of gold)
 Kinsley           38,472  44,552  40,667       -       -
 Easy Junior (1)        -   4,934  12,396  23,589       -
 Other                  -       -       -       -     163
                   ------  ------  ------  ------  ------
  Total
   production      38,472  49,486  53,063  23,589     163
                   ======  ======  ======  ======  ======

Average realized
 sales price per
 ounce             $  340  $  392  $  392  $  390  $  387

Average cash costs
 per ounce
  Kinsley          $  206  $  219  $  184  $    -  $    -
  Easy Junior (1)       -     292     283     230       -
  Other                 -       -       -       -      NM(2)
                   ------  ------  ------  ------  ------
   Weighted average
    cash costs per
    ounce          $  206  $  226  $  207  $  230      NM(2)
                   ======  ======  ======  ======  ======

Average total
 costs per ounce
  Kinsley          $  261  $  284  $  259  $    -  $    -
  Easy Junior(1)        -     294     291     245       -
  Other                 -       -       -       -      NM(2)
                   ------  ------  ------  ------  ------
   Weighted average
    total costs
    per ounce      $  261  $  285  $  266  $  245      NM(2)
                   ======  ======  ======  ======  ======

----------------
(1)  The Company completed mining all reserves at
Easy Junior in August 1994, and completed gold
processing in December 1996.  See "Business and
Properties - Other Properties - Easy Junior."

(2)  Not meaningful because gold production
resulted primarily from pad rinsing conducted during reclamation activities at the Company's mining properties in 1993.

MINING AND PROCESSING METHODS

     Mining and processing methods currently used by the Company include open-pit mining and heap leaching. The following is a general description of the mining and processing methods used at the Company's mines.

   Open-Pit Mining

     At its current operations, the Company
conducts open-pit mining utilizing conventional, industry-employed methods and proven equipment.
The Company also anticipates conducting open-pit mining at Olinghouse and Copper Flat. Mine plans are designed to remove overburden to expose sufficient ore to meet processing requirements.
Material is generally drilled and blasted in 15- to 30-foot benches. The blasted material is then loaded onto off-road haul trucks using a fleet of front-end loaders. Overburden is transported outside the pits and placed on piles. Ore is transported by haul trucks to a crushing plant.

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

MARKETING AND HEDGING

     The Company has contractually agreed to sell
100% of its gold production to Gerald Metals, Inc., located in Stamford, Connecticut, through April 1999, pursuant to fixed price future sales contracts and/or at spot prices prevailing at the time of sale. As of December 31, 1997, the Company had (1) purchased put options for 84,000 ounces of gold at $335/oz, of which options for 7,000 ounces mature each month from January to December 1998, and (2) sold call options for 45,000 ounces of gold at $390/oz, of which option for 3,750 ounces mature each month from January to December 1998. Due to the fungible nature of gold, the Company believes that other buyers are readily available to purchase the Company's gold and, consequently, that its reliance on a single customer does not represent a significant risk to the Company's operations.

     During the years ended December 31, 1997 and 1996, the Company sold all of its gold production to Gerald Metals, Inc. During the year ended
December 31, 1995, the Company sold 86% of its gold production to Gerald Metals, Inc. and the remainder to Prudential Securities Incorporated.

     In order to mitigate some of the risks
associated with fluctuating gold prices, the Company currently uses and may in the future use various price hedging strategies. Based upon an internal policy, the Company may only sell forward up to 50% of its estimated annual production.
Historically, hedging activities have been limited to short-term contracts for future deliveries of specific quantities of gold at specific prices and the use of put and call options. The Company continuously evaluates the short- and long-term benefits of employing various hedging strategies based upon current market conditions. In addition, lenders may require the Company to engage in hedging activities. See "- Risk Factors
- Risk of Hedging Strategies."

GOVERNMENT CONTROLS AND REGULATIONS

     The Company's business is subject to
extensive governmental controls and regulations which are amended from time to time. The Company is unable to predict what additional legislation or amendments may be proposed that might affect its business or the time at which any such proposals, if enacted, might become effective.
Such legislation or amendments, however, could require increased capital and operating expenditures and could prevent or delay certain operations by the Company. See "Risk Factors."

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

     Permitting. The Company's existing mining operations and all future exploration and development projects also require a variety of federal, state and local regulatory reviews, approvals and permits, such as an Environmental
Impact Statement, an Army Corps of Engineers
Section 404 permit for placement of dredged or fill material in waters or wetlands, a Water
Pollution Control permit or similar permits to protect the quality of surface water and groundwater, a Storm Water Discharge permit, an Air Quality permit, a Reclamation Plan permit, a Mining and Mineral Division permit and other approvals of Plans of Operation and reclamation plans. Although the Company believes the reviews, approvals and permits for these projects typically can be obtained in a timely fashion, permitting procedures are complex, costly, time-consuming and subject to potential regulatory delay or denial.
The Company does not believe that existing permitting requirements or other environmental protection laws and regulations will have a material adverse effect on its business, financial condition or results of operations. However, the Company cannot be certain that future changes in laws and regulations would not result in significant additional expense, capital expenditures, restrictions or delays associated with the development and operation of the Company's properties. The Company cannot predict whether it will be able to renew its existing permits without material changes in existing permit conditions. Modification of existing permits, such as the imposition of additional conditions, could have a material adverse effect on the Company's financial condition or results of operations.

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

     The Company is also subject to regulations under (1) CERCLA which regulates and establishes liability for the release of hazardous substances and (2) the Endangered Species Act ("ESA") which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. Revisions to CERCLA and ESA are being considered by Congress; the impact on the Company of these revisions is not clear at this time. The Army Corps of Engineers has announced its intent to limit and restrict the availability of a nationwide permit which authorizes the placement of fill material in isolated waters of up to ten acres in area without the need to obtain an individual permit. The impact of this action on the Company cannot be determined at this time.

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

COMPETITION

     The Company competes with other mining
companies and private individuals in connection with the acquisition of mining claims and mineral leases on gold and other precious metals prospects and in connection with the recruitments and retention of qualified employees. Many of the Company's competitors have significantly greater financial and other resources, including access to financial markets.

EMPLOYEES

     As of December 31, 1997, the Company employed approximately 126 people. None of the employees of the Company is covered by a collective bargaining agreement. Employees conduct most of the functions of the Company, although consultants and contractors in the fields of geology, engineering, hydrology, drilling, law, insurance, and legislative liaison provide certain services necessary for the functioning of the Company. To support its production, exploration and permitting activities, the Company maintains executive offices in Henderson, Nevada, operational headquarters in Ely, Nevada and a field office in Fernley, Nevada.

RISK FACTORS

   Volatility of the Price of Gold

     The profitability of the Company's current operations is affected by the market price of gold, which is currently at depressed levels. The average daily closing spot price for gold on the Commodity Exchange ("COMEX") dropped from approximately $388 per ounce in 1996 to approximately $332 per ounce in 1997. Gold continued to drop in 1998, falling to an 18 year low of $278 per ounce in January 1998. The average daily closing spot price for gold in 1998
(through March 26, 1998) on COMEX was $294 per ounce. Gold prices can fluctuate widely and are affected by numerous factors beyond the Company's control, including industrial and jewelry demand, expectations with respect to the rate of inflation, the strength of the U.S. dollar (the currency in which the price of gold is generally quoted) and of other currencies, interest rates, central bank sales, forward sales by producers, global or regional political or economic events and production costs in major gold-producing regions such as South Africa and the former Soviet
Union. In addition, the price of gold sometimes is subject to rapid short-term changes because of speculative activities.

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

     The volatility of gold prices is illustrated in the following table of annual high and low gold fixing prices per ounce on the London P.M. Fix:

     Year          High            Low
     ---------------------------------
     1985          $341           $284
     1986           438            326
     1987           500            436
     1988           484            395
     1989           416            356
     1990           424            346
     1991           403            344
     1992           360            330
     1993           406            326
     1994           396            370
     1995           396            372
     1996           415            367
     1997           367            283

     On March 26, 1998 the afternoon fixing for gold on the London P.M. Fix was $299.60. Gold prices on the London P.M. Fix are regularly published in most major financial publications and many nationally recognized newspapers.

   Current Dependence on Two Producing Properties

     All of the Company's operating revenues in 1997 were derived from its mining operations at Kinsley, at which mining was completed in the first quarter of 1998. Future operating revenues are dependent upon processing the remaining recoverable gold on the leach pad at Kinsley and on gold production at Griffon, which commenced gold production in January 1998. If operations at Griffon and, to a lesser extent, Kinsley, were interrupted or curtailed, the Company's ability to generate operating revenues and earnings would be materially and adversely affected unless and until other properties were put into production.

   Limited Life of Mining Projects

     The Company derives all of its operating revenues from mining projects which have a limited life. Mining at Kinsley was completed in the first quarter of 1998, with remaining gold production from heap leaching and pad rinsing expected to continue in declining amounts through 2000. Based on the reserve estimate as of December 31, 1997, the Company expects mining activities at Griffon to continue for at least two years, with gold production from heap leaching and pad rinsing to continue thereafter in declining amounts through 2000. No assurance can be given that the estimated time for completion of mining activities at Griffon or gold production at Griffon and Kinsley is accurate. The Company has not yet initiated production at either of its two primary development stage properties, Olinghouse or Copper Flat. The Company's ability to generate future operating revenues and earnings after Griffon and Kinsley are depleted is dependent on its ability to bring one or more of these or other properties into production. The commencement of production at these properties is subject to, among other things, obtaining necessary governmental permits and obtaining outside sources of funding. No assurance can be given that the Company will have any mining properties in operation once the mining and/or processing of ore from Griffon and Kinsley or other future operating properties, if any, are completed.

   Government Permits and Project Delays

     The Company is seeking government permits and approvals for the development of Olinghouse and Copper Flat. Obtaining the necessary government permits is a complex and time-consuming process involving numerous federal, state and local agencies. The duration and success of each permitting effort are contingent upon many variables not within the Company's control.
Notwithstanding the Company's good faith expectations, no assurance can be given that any government permit or approval will be issued when anticipated or without conditions that may have a material adverse effect on the project. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with existing standards, laws and regulations which may entail unexpected costs and delays depending on the nature of the activity to be permitted and the interpretation of the regulations implemented by the permitting authority. Substantial delays in obtaining, or a failure to obtain, certain government permits or approvals without burdensome conditions could have a material adverse effect on the Company's business and operations.

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

     For 1998, the Company has budgeted cash
expenditures of (1) $0.9 million for permitting and holding costs at Olinghouse and Copper Flat,
(2) $8.5 million for debt repayment and associated interest, and (3) $0.1 million for reclamation.
These expenditures are expected to be funded from revenues generated from gold production at Griffon and Kinsley. An additional $18.0 million in expenditures for site development, construction, equipment and working capital for Olinghouse has been tentatively budgeted for 1998, as well as an additional $0.7 million for drilling and related activities at Griffon, Olinghouse, Lookout
Mountain and Excalibur.  See "Business and
Properties - Operating Properties -- Griffon," "-
Development Properties - Olinghouse," "- Lookout
Mountain," and "- Excalibur." The Company will require outside sources of capital to fund such tentatively planned expenditures. On March 16, 1998, the Company signed a term sheet for a $24.4 million Loan Facility. The Loan Facility is to be used for site development, construction, equipment and working capital for Olinghouse, as well as for the early repayment of an existing loan with BHF
Bank in the outstanding principal amount of approximately $3.4 million. $19.4 million of the Loan Facility is subject to customary due diligence, definitive loan documentation and the receipt of the necessary permits at Olinghouse.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -
Liquidity and Capital Resources." No assurance can be given that the Company will obtain outside financing on terms that are favorable to the Company or in the amounts necessary to fund such tentatively planned expenditures.

     The Company's ability to obtain outside
financing will depend upon, among other things, the receipt of government permits for Olinghouse and the market price of gold and perceptions of future gold prices. Therefore, the availability of financing is dependent largely upon factors outside of the Company's control, and cannot be accurately predicted. The failure of the Company to obtain outside financing could have a material adverse effect upon its financial condition and results of operations.

   Environmental Controls

     The Company is required to comply with
numerous environmental laws and regulations imposed by federal and state authorities. At the federal level, legislation such as the Clean Water
Act, the Clean Air Act, the RCRA, the CERCLA and the National Environmental Policy Act impose effluent and waste standards, performance standards, air quality and emissions standards and other design or operational requirements for various components of mining and mineral processing, including gold ore mining and processing. Although the majority of the waste produced by the Company's operations are "extraction" and "beneficiation" wastes, which the EPA does not regulate under its current "hazardous waste" program, the EPA is currently developing a separate program under the RCRA to regulate such waste. Until the new regulatory program is formally proposed by the EPA, there is not a sufficient basis on which to predict the potential impacts of such regulations on the Company.

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

   Proposed Legislation Affecting the Mining
   Industry

     During the past several years, the United
States Congress considered a number of proposed amendments to the General Mining Law of 1872, as amended (the "General Mining Law") which governs mining claims and related activities on federal lands. In 1992, a holding fee of $100 per claim was imposed upon unpatented mining claims located on federal lands. Beginning in October 1994, a moratorium on processing of new patent applications was approved. In addition, a variety of legislation is now pending before the United
States Congress to amend further the General
Mining Law. The proposed legislation would, among other things, change the current patenting procedures, limit the rights obtained in a patent, impose royalties on unpatented claims, and enact new reclamation, environmental controls and restoration requirements. The royalty proposals range from a 2% royalty on "net profits" from mining claims to an 8% royalty on modified gross income/net smelter returns. The extent of any such changes that may be enacted is not presently known, and the potential impact on the Company as a result of future congressional action is difficult to predict. If enacted, the proposed legislation could adversely affect the economics of development of operating mines on the federal unpatented mining claims held by the Company.
Many of the Company's properties, including
Griffon and portions of Olinghouse and Copper
Flat, consist of unpatented mining claims on federal lands. The Company's financial performance could therefore be materially and adversely affected by passage of all or pertinent parts of the proposed legislation.

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

     The Company's decision as to whether any of the mineral development properties it now holds or which it may acquire in the future contain commercially minable deposits, and whether such properties should be brought into production, depends upon the results of its exploration programs and/or feasibility analyses and the recommendations of engineers and geologists. The decision will involve the consideration and evaluation of a number of significant factors, including, but not limited to, the: (1) receipt of government permits; (2) costs of bringing the property into production, including exploration and development work, preparation of feasibility studies and construction of production facilities;
(3) availability and costs of financing;
(4) ongoing costs of production; (5) market prices for the metals to be produced; and (6) estimates of reserves or mineralization. No assurance can be given that any of the development properties the Company owns, leases or acquires contain (or will contain) commercially minable mineral deposits, and no assurance can be given that the Company will ever generate a positive cash flow from production operations on such properties. The
Company has identified Olinghouse and Copper Flat as having minable reserves. No assurance can be given, however, that either of these development properties can attain profitable operations.

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

   Reserves Estimates

     The reserves reported in the PAH Report are based upon estimates and no assurance can be given that the Company will recover the indicated amount of metals. Further, estimated reserves for properties that have not yet commenced production
(such as Olinghouse and Copper Flat) may require revision if the Company commences actual production. Fluctuations in the market price of the metals produced by the Company, as well as increased production costs or reduced recovery rates, could make the mining of ore reserves containing relatively lower grades of mineralization uneconomic, and could ultimately cause the Company to restate its reserves.
Moreover, short-term operating factors relating to the ore reserves, such as the need for sequential development of ore bodies and the processing of new or different ore grades, could adversely affect the Company's profitability in any particular accounting period.

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

   Risk of Hedging Strategies

     In order to mitigate some of the risks
associated with fluctuating gold prices, the Company has in the past and may in the future use various price hedging strategies, such as selling future contracts for gold, or using call and put options, to lock in delivery prices for its gold production. The Company continually evaluates the potential short- and long-term benefits of engaging in such price hedging strategies based upon the then current market conditions. In addition, lenders may from time to time require the Company to use such hedging strategies. See
"- Marketing and Hedging." No assurance can be given, however, that the use of price hedging strategies will always benefit the Company. There is a possibility that the Company could lock in forward deliveries at prices lower than the market price at the time of delivery. The Company could also be subject to margin calls if the market price of gold were to significantly rise above the contracted forward delivery prices, which could materially and adversely affect the Company's cash flows and financial condition. In addition, the Company could fail to produce enough gold to satisfy its forward delivery obligations, causing the Company to purchase gold in the spot market at higher prices to fulfill its delivery obligations.

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

     These corporate and statutory anti-takeover measures may have certain negative consequences, including an effect on the ability of stockholders of the Company or other individuals to (1) change the composition of the incumbent Board of Directors; (2) benefit from certain transactions which are opposed by the incumbent Board of Directors; and (3) make a tender offer or otherwise attempt to gain control of the Company, even if such attempt was beneficial to the Company and its stockholders. Since such measures may also discourage accumulations of large blocks of the Company's Common Stock by purchasers whose objective is to seek control of the Company or have such Common Stock repurchased by the Company
(or other persons) at a premium, these measures could also depress the market price of the Company's Common Stock. Accordingly, stockholders may be deprived of certain opportunities to realize the "control premium" associated with takeover attempts.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS

     None

                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     Market Information. The Company's common stock ("Common Stock") is traded on the Nasdaq
Stock Market under the symbol "ALTA." The following table sets forth the high and low closing prices of the Common Stock, as reported by the Nasdaq Stock Market, during the periods indicated.

Fiscal Year Ended December 31,   High        Low
------------------------------   ----        ---
1996
----
   First Quarter                5-1/32     1-17/32
   Second Quarter                4-7/8      3-1/16
   Third Quarter                     4       3-1/8
   Fourth Quarter               4-9/16     3-11/32

1997
----
   First Quarter                 4-1/4     2-31/32
   Second Quarter              3-17/32      2-5/16
   Third Quarter                     3     1-27/32
   Fourth Quarter              2-23/32      1-3/16

     The closing price on the Nasdaq Stock Market on March 26, 1998 was $1-27/32 per share.

     Holders. As of March 26, 1998, there were approximately 7,378 holders of record of the Company's common stock, including several holders who are nominees for an undetermined number of beneficial owners.

     Dividends. The Company has not declared or paid any dividends on its Common Stock since 1989, and the Board of Directors intends to retain all earnings, if any, for use in the Company's business for the foreseeable future. In addition, one of the Company's loan agreements restricts the payment of cash dividends. See "Item 7.
Management's Discussion and Analysis of Financial
Condition and Results of Operations - Liquidity and Capital Resources - 1998 Outlook." Any future determination as to declaration and payment of dividends will be made at the discretion of the Board of Directors.

     On November 11, 1997, the Company entered into an agreement (the "Master Agreement") with the holders of the 4% Convertible Debentures issued on April 14, 1997 (the "1997 Debentures").
Pursuant to the terms of the Master Agreement, the maturity date of the 1997 Debentures was extended from April 14, 1999 to April 14, 2000. In addition, the Company agreed to issue warrants in three tranches to the holders of the 1997
Debentures based upon the outstanding principal amount of the 1997 Debentures on November 15, 1997, March 31, 1998 and September 30, 1998. The exercise price for each tranche is 120% of the closing price on the respective issuance dates.
The warrants are exercisable at any time after their issuance date and within a three-year period for the first tranche and a five-year period for the second and third tranches. Pursuant to the terms of the Master Agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission prior to April
30, 1998 to register the common stock issuable upon an exercise of the warrants. On November 18, 1997, the Company issued warrants to purchase
232,000 shares of the Company's common stock at an exercise price of $2.18 per share. The warrants were issued pursuant to an exemption from registration as set forth in Section 4(2) and Regulation D of the Securities Act of 1993.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes certain
selected financial data with respect to the Company and should be read in conjunction with the Financial Statements and Notes thereto set forth elsewhere in this report. All amounts are stated in thousands except per share amounts.

                           Years Ended December 31,
                  1997    1996      1995    1994     1993
                -------  -------  -------  -------  -------
INCOME STATE-
 MENT DATA
  Total
   revenues     $12,252  $19,581  $20,636  $10,696  $   210
  Income (loss)
   from
   operations       911    3,288    3,778      649   (5,798)
  Income (loss)
   before extra-
   ordinary
   item           1,123    3,247    5,889(1)   622   (5,071)
  Extraordinary
   item             784(2)     -        -   2,182(2) (5,071)
  Net income
   (loss)         1,907    3,247    5,889    2,804   (5,071)
  Earnings per
   common
   share:
    Basic -
     Income (loss)
      before
      extra-
      ordinary
      item         0.04     0.11     0.21     0.02    (0.19)
     Extra-
      ordinary
      item         0.02        -        -     0.08        -
     Net income
      (loss)       0.06     0.11     0.21     0.10    (0.19)
    Diluted -
     Income (loss)
      before
      extra-
      ordinary
      item         0.03     0.11     0.20     0.02    (0.19)
     Extra-
      ordinary
      item         0.02        -        -     0.08        -
     Net income
      (loss)       0.06     0.11     0.20     0.10    (0.19)

                                    December 31,
                   1997     1996     1995     1994     1993
                  ------   ------   ------   ------   ------
Balance Sheet
 Data
  Total assets   $62,986  $46,621  $40,399  $38,455  $38,192
  Long-term
   obligations    14,086    3,164    4,878    6,722    3,113
  Working capital
   (deficit)       2,819   (2,634)    (312)  (2,391)   8,515
  Stockholders'
   equity         39,799   35,604   30,388   23,938   19,241

-----------
(1)  Includes $2.4 million from a non-recurring
net gain on the sale of an asset.

(2)  Gain on extinguishment of debt.

No dividends were paid during the above five-year period.

SUPPLEMENTARY FINANCIAL INFORMATION

     The following table summarizes certain
selected unaudited financial data with respect to the Company and should be read in conjunction with the Financial Statements and Notes thereto set forth elsewhere in this report. All amounts are stated in thousands except per share amounts.

                          Quarters Ended
              -------------------------------------
                            (Unaudited)             Years
                                                    Ended
              March 31, June 30, Sept. 30, Dec. 31, Dec. 31,
              --------- -------- --------- -------- --------
1997 -
Total
 revenues      $2,858    $2,991    $2,649   $3,754   $12,252
Income from
 operations        49        72       597      193       911
Net income
 before
 extraordinary
 item              79       160       664      220     1,123
Extraordinary
 item               -       784         -        -       784
Net income         79       944       664      220     1,907
Earnings per
 common share:
  Basic -
   Income before
    extraordinary
    item            -      0.01      0.02     0.01      0.04
   Extraordinary
    item            -      0.02         -        -      0.02
   Net income       -      0.03      0.02     0.01      0.06
  Diluted -
   Income before
    extraordinary
    item            -         -      0.02     0.01      0.03
   Extraordinary
    item            -      0.02         -        -      0.02
   Net income       -      0.03      0.02     0.01      0.06

1996 -
Total
 revenues      $5,185    $5,186    $4,629   $4,581   $19,581
Income from
 operations       776     1,002       937      573     3,288
Net income        733       975       887      652     3,247
Earnings per
 common share:
  Basic and
   Diluted       0.02      0.03      0.03     0.02      0.11

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS.

     Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 provide a "safe harbor" for forward-looking statements. Certain information included herein contains statements that are forward-looking, such as statements regarding management's expectations about the Company's reserves, timing of receipt of government permits, planned dates for commencement of mining operations and gold production at the Company's mining properties, anticipated drilling and reclamation expenditures as well as other capital spending, financing sources and the effects of regulation. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to the market price of metals, production rates, production costs, the availability of financing, the ability to obtain and maintain all of the permits necessary to put and keep properties in production, development and construction activities, and issues related to the year 2000.
See "Items 1 and 2.  Business and Properties -
Risk Factors."

RESULTS OF OPERATIONS

   Comparison of the years ended December 31, 1997
   and 1996

     In 1997, the Company had $12.3 million in revenue from the sale of 35,990 ounces of gold at an average price of $340/oz, as compared to $19.6 million in revenue in 1996 from the sale of 49,900 ounces of gold at an average price of $392/oz. In
1997, the Company produced 38,472 ounces of gold, all from Kinsley, at an average cash cost of $206/oz. In 1996, the Company produced 49,486 ounces of gold, 44,552 ounces from Kinsley at an average cash cost of $219/oz and 4,934 ounces from Easy Junior at an average cash cost of $292/oz.
The decrease in cash production costs at Kinsley from $219/oz in 1996 to $206/oz in 1997 is principally due to an increase in the grade of the ore mined. In 1997, the Company mined 1,588,000 tons of ore at Kinsley with an average grade of
 .037 oz/ton gold.  In 1996, the Company mined
1,853,000 tons of ore with an average grade of .032 oz/ton gold.

     The decrease in revenue from $19.6 million in 1996 to $12.3 million in 1997 is due to the following: (1) an unexpected diminution in the later half of 1997 of the size and the metallurgical quality of the last two remaining ore bodies to be mined at Kinsley; (2) the completion of gold production at Easy Junior in 1996; and (3) the significant decrease in the price of gold that was experienced in 1997. The decrease in direct mining, production and holding costs from $14.6 million in 1996 to $9.5 million in 1997 is directly related to the decrease in production, as well as the higher grade of ore mined at Kinsley in 1997.

     General and administrative expenses were $1.6 million in both 1996 and 1997.

     Exploration expenses increased from $0.1 million in 1996 to $0.3 million in 1997 as the result of exploration activities conducted in 1997 on properties acquired in the latter half of 1996.

     Interest income and other increased from $0.1 million in 1996 to $0.2 million in 1997 as the result of more funds available for investment in 1997. The decrease in interest expense from $0.1 million in 1996 to zero in 1997 was due to increased capitalization of interest in 1997.

     In 1997, the Company realized an
extraordinary gain of $0.8 million from the early retirement of debt. There were no similar transactions in 1996.

     No provision for income taxes was recognized during either 1997 or 1996 because of the generation of a tax loss in both years. As of December 31, 1997, the Company estimates that it has approximately $30.9 million in accumulated net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period 2005 to 2012.

   Comparison of the Years Ended December 31, 1996
   and 1995

     In 1996, the Company had $19.6 million in revenue from the sale of 49,900 ounces of gold at an average price of $392/oz, as compared to $20.6 million in revenue in 1995 from the sale of 52,580 ounces of gold at an average price of $392/oz. In
1996, the Company produced 49,486 ounces of gold, 44,552 ounces from Kinsley at an average cash cost of $219/oz and 4,934 ounces from Easy Junior at an average cash cost of $292/oz. In 1995, the Company produced 53,063 ounces of gold, 40,667 ounces from Kinsley at an average cash cost of $184/oz and 12,396 ounces from Easy Junior at an average cash cost of $283/oz. The increase in cash production costs at Kinsley from $184/oz to $219/oz between 1995 and 1996 is principally due to a decrease in the grade of ore mined and longer hauls. In 1996, the Company mined 1,853,000 tons of ore at Kinsley with an average grade of .032 oz/ton gold, principally from the Ridge deposit.
In 1995, the Company mined 1,268,000 tons of ore at Kinsley with an average grade of .052 oz/ton gold, principally from the Main deposit, which was depleted by the end of 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

   General

     As of December 31, 1997, the Company had $2.8
million in working capital, as compared to a $2.6 million working capital deficit as of December 31, 1996. The $5.4 million increase in working capital is primarily due to proceeds received from the issuance of $10.0 million in convertible debentures and funds generated from gold production at Kinsley, as partially offset by funds required (1) to put Griffon into production,
(2) to continue the permitting and development of Olinghouse, and (3) to continue the permitting of Copper Flat. The Company believes that production from Griffon and Kinsley will provide adequate liquidity for the Company's operational needs during 1998. Outside financing, whether from debt or through joint ventures or similar arrangements, will be required to begin site development and construction at Olinghouse and Copper Flat.

     The following table summarizes the Company's working capital (deficit) as of the dates shown
(with dollars in thousands):

                                December 31,
                              ----------------
                               1997      1996
                              ------    ------
Working Capital (Deficit)     $2,819    $(2,634)

Working Capital Ratio         1.31:1    0.66:1

   OPERATIONS AND CAPITAL EXPENDITURES

     In 1997, 1996 and 1995, the Company spent
$9.9 million, $8.8 million and $4.5 million, respectively, for the acquisition of mining claims, permitting and mine planning and the acquisition of plant and equipment, for a total of $23.2 million during the three-year period. In
1997, the Company used $1.1 million in operations and in 1996 and 1995, the Company generated from operations $5.6 million and $4.9 million, respectively, for a net total of $9.4 million during the three-year period. The resultant $13.8 million cash shortfall for the three-year period was funded with $.5 million in cash on hand at the beginning of the three-year period, the receipt of $2.6 million in proceeds from asset sales, the receipt of $0.2 million from the exercise of stock options and $13.8 million in net borrowings. The decrease in cash flow from operations from a positive $5.6 million in 1996 and a positive $4.9 million in 1995 to a negative $1.1 million in 1997 is principally due to the decrease in operating income in 1997 and the normal up-front build-up of work-in-process gold inventory at Griffon at the end of 1997. Mining began at Griffon in September
1997.  Production of refined gold began in January
1998.

   Financing Activities

     The Company obtained $13.8 million and $3.4 million from net financing activities in 1997 and 1996, respectively, and used $3.2 million in net financing activities in 1995, for a net total of $14.0 million provided by financing activities during the three-year period. In 1997 and 1996, the Company realized $13.6 and $3.4 million, respectively, from net borrowings. In 1995, the Company reduced outstanding debt by $3.2 million.

   Other

     The approach of the year 2000 has become a potential problem for businesses utilizing computers in their operations since many computer programs are date sensitive and will only recognize the last two digits of the year, thereby recognizing the year 2000 as the year 1900 or not at all (the "Year 2000 Issue"). Management has made a comprehensive assessment of the Company's exposure to the Year 2000 Issue and what will be required to ensure that the Company is Year 2000 compliant. The primary computer programs utilized in the Company's operations and financial reporting systems have been acquired from independent software vendors. All of these vendors have been formally contacted to determine whether their systems are Year 2000 compliant, and, if not, timelines have been or will be established as to when the Company will receive the required upgrades that assure that these systems will be Year 2000 compliant. Maintenance or modification costs associated with the Year
2000 Issue will be expensed as incurred, while the costs of any new software will be capitalized and amortized over the software's useful life. The
Company does not expect to incur costs in connection with the Year 2000 Issue that would have a material impact on operations. Although the Company presently believes that all of its software programs will be Year 2000 compliant, there can be no assurances that the Company will not be adversely affected by the Year 2000 Issue.

   1998 Outlook

     For 1998, the Company has budgeted cash
expenditures of (1) $0.9 million for permitting and holding costs at Olinghouse and Copper Flat,
(2) $8.5 million for debt repayment and associated interest, and (3) $0.1 million for reclamation.
These expenditures are expected to be funded from revenues generated from gold production at Griffon and Kinsley, all of which has been hedged at a minimum price of $335/oz. An additional $18.0 million in expenditures for site development, construction, equipment and working capital for Olinghouse has been tentatively budgeted for 1998, as well as $0.7 million for drilling and related activities at Griffon, Olinghouse, Lookout
Mountain and Excalibur. The timing of these additional expenditures is dependent upon the receipt of the remaining outstanding permits and the availability of outside financing. The
Company is currently in the final stage of permitting Olinghouse. On March 16, 1998, the
Company signed a term sheet for a $24.4 million
Loan Facility. The Loan Facility is to be used for site development, construction, equipment and working capital for Olinghouse, as well as for the early repayment of an existing loan with BHF Bank in the outstanding principal amount of approximately $3.4 million. $19.4 million of the Loan Facility is subject to customary due diligence, definitive loan documentation and the receipt of the necessary permits at Olinghouse.
The Company expects to obtain all of the necessary permits and financing; however, there is no assurance that the Company will be able to do so.
See "- Risk Factors - Uncertainty of Funding" and
"- Government Permits and Project Delays."

     Under the terms of the 1997 Debentures, the Company must not issue more than a total of 5,779,695 shares of its common stock (the "Maximum
Share Amount"), unless the Company has obtained stockholder approval or a waiver by the Nasdaq
Stock Market. In lieu of any conversion of shares in excess of the Maximum Share Amount, the Company must pay the holders of the 1997 Debentures 111% of the outstanding principal amount plus accrued and unpaid interest. Based on a conversion price of $1.49 (90% of the average closing bid price of the Company's common stock for the five trading days preceding February 13, 1998 or $1.66), the Company would be obligated to pay holders of the 1997 Debentures a total of $1,532,000 if the holders were to convert all of the outstanding
1997 Debentures ($7,065,000 in the aggregate principal amount as of February 13, 1998). The amount payable to holders of the 1997 Debentures, if any, will increase or decrease depending on the average closing bid price of the Company's common stock. If the average closing bid price of the Company's common stock were $2.06 or above, a conversion of all the outstanding 1997 Debentures would not exceed the Maximum Share Amount and no payment to holders in lieu of a conversion of shares would be required. If all or any of the 1997 Debentures are converted within the next 12 months that would result in the issuance of shares in excess of the Maximum Share Amount, management believes that the Company will have sufficient funds to pay the holders in lieu of a conversion of such shares or it will request stockholder approval for the issuance of such shares.

     As of December 31, 1997, the Company had (1) purchased put options for 84,000 ounces of gold at $335/oz, of which options for 7,000 ounces mature each month from January to December 1998, and (2) sold call options for 45,000 ounces of gold at $390/oz, of which options for 3,750 ounces mature each month from January to December 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
         DATA

                                              Page
                                              ----

Report of Independent Public Accountants      33

Financial Statements:

 - Balance Sheets as of December 31, 1997
   and 1996                                   34

 - Statements of Operations for the
   Years Ended December 31, 1997, 1996
   and 1995                                   36

 - Statements of Stockholders' Equity
   for Years Ended December 31, 1997,
   1996 and 1995                              37

 - Statements of Cash Flows for the
   Years Ended December 31, 1997, 1996
   and 1995                                   38

 - Notes to Financial Statements              40

Supplementary Financial Information is included on page 28.

     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
     ----------------------------------------

To the Stockholders and Board of Directors of Alta
 Gold Co.:

We have audited the accompanying balance sheets of Alta Gold Co. (a Nevada corporation) as of
December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alta Gold Co. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP
Las Vegas, Nevada
February 13, 1998

                  ALTA GOLD CO.
                 BALANCE SHEETS
        AS OF DECEMBER 31, 1997 AND 1996
                 (In thousands)

                       ASSETS
                       ------

                            1997         1996
                            ----         ----
CURRENT ASSETS:
 Cash and cash
  equivalents             $ 3,330      $   518
 Inventories                8,152        4,568
 Accounts receivable,
  prepaid expenses and
  other                       157          133
                          -------      -------
   Total current assets    11,639        5,219

PROPERTY AND EQUIPMENT,
 net:
 Mining properties and
  claims                   20,936       20,500
 Buildings and equipment   17,697       13,851
                          -------      -------
                           38,633       34,351
Less - accumulated
 depreciation             (11,705)     (10,237)
                          -------      -------
   Total property and
    equipment, net         26,928       24,114

DEFERRED MINE DEVELOPMENT
 COSTS, net                22,896       16,037

OTHER ASSETS                1,523        1,251
                          -------      -------

     Total assets         $62,986      $46,621
                          =======      =======

The accompanying notes to financial statements are an integral part of these statements.

                 ALTA GOLD CO.
            BALANCE SHEETS (CONTINUED)
        AS OF DECEMBER 31, 1997 AND 1996
(In thousands, except share and per share amounts)

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

                                  1997     1996
                                  ----     ----
CURRENT LIABILITIES:
 Accounts payable               $  829    $ 1,378
 Accrued liabilities               661        609
 Current portion of long-term
   reclamation liabilities         129        449
 Current portion of long-term
  debt                           7,482      5,417
                               -------    -------
   Total current liabilities     9,101      7,853

LONG-TERM DEBT, net of
 current portion                11,910      1,993

DEFERRED INCOME TAXES              662        662

LONG-TERM LIABILITIES:
 Imputed interest payable          917          -
 Reclamation (net of current
  portion)                         597        509
                               -------    -------
     Total liabilities          23,187     11,017
                               -------    -------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
 Common stock, $.001 par
  value; authorized
  60,000,000 shares, issued
  30,191,639 and 29,022,371
  shares, respectively              30         29
 Additional paid-in capital     46,615     44,328
 Accumulated deficit            (6,846)    (8,753)
                               -------    -------
   Total stockholders' equity   39,799     35,604
                               -------    -------

      Total liabilities
      and stockholders'
      equity                   $62,986    $46,621
                               =======    =======

The accompanying notes to financial statements are an integral part of these statements.

                  ALTA GOLD CO.
            STATEMENTS OF OPERATIONS
      FOR THE YEARS ENDED DECEMBER 31, 1997,
                  1996 AND 1995
(In thousands, except share and per share amounts)

                       1997      1996      1995
                       ----      ----      ----
REVENUE:
 Sales of gold and
  other metals        $12,252   $19,581   $20,636

OPERATING COSTS AND
 EXPENSES:
 Direct mining,
  production,
  reclamation and
  maintenance costs      9,507    14,590   15,396
 General and
  administrative         1,568     1,611    1,432
 Exploration               266        92       30
                       -------   -------  -------
                        11,341    16,293   16,858

INCOME FROM OPERATIONS     911     3,288    3,778

OTHER INCOME (EXPENSE):
 Gain on sale of assets      -         -    2,589
 Interest and other
  income                   212        92      167
 Interest expense            -      (133)    (645)
                       -------   -------  -------
                           212       (41)   2,111
                       -------   -------  -------

INCOME BEFORE PROVISION
 FOR INCOME TAXES AND
 EXTRAORDINARY ITEM      1,123     3,247    5,889

PROVISION FOR INCOME
 TAXES                       -         -        -
                        ------    ------   ------

INCOME BEFORE
 EXTRAORDINARY ITEM      1,123     3,247    5,889

EXTRAORDINARY ITEM:
 Gain on extinguishment
  of debt                  784         -        -
                        ------    ------   ------
NET INCOME              $1,907    $3,247   $5,889
                        ======    ======   ======

EARNINGS PER COMMON
 SHARE
  INCOME BEFORE
  EXTRAORDINARY ITEM
   Basic                $  .04    $  .11   $  .21
   Diluted                 .03       .11      .20
  NET INCOME
   Basic                $  .06    $  .11   $  .21
   Diluted                 .06       .11      .20

The accompanying notes to financial statements are an integral part of these statements.


                   ALTA GOLD CO.
          STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                  (In thousands)

                                  Additional  Accumu-
                   Common Stock    Paid-in    lated
                  Shares  Amount   Capital   Deficit  Total
                  ------  ------  --------   -------  -----
Balance, December
 31, 1994         27,951    28     41,799   (17,889) 23,938
 Common stock
  issued for
  compensation        41     -         47         -      47
 Contribution from
  shareholder          -     -         14         -      14
 Common stock issued
  for repayment of
  debt               461     -        500         -     500
 Net income            -     -          -     5,889   5,889
                  ------   ---      -----    ------  ------
Balance, December
 31, 1995         28,453    28     42,360   (12,000) 30,388
 Common stock
 issued for
 compensation         51     -         79         -      79
 Common stock
  issued for
  exercise of
  stock options       78     -         39         -      39
 Common stock
  issued in
  conjunction with
  acquisition of
  mining properties
  and claims          40     -        160         -     160
 Common stock issued
  upon conversion of
  debt               400     1      1,599         -   1,600
 Compensation
  expense for
  stock options        -     -        128         -     128
 Other                 -     -        (37)        -     (37)
 Net income            -     -          -     3,247   3,247
                  ------   ---     ------    ------  ------

Balance, December
 31, 1996         29,022    29     44,328    (8,753) 35,604
 Compensation
  expense for
  stock options        -     -         80         -      80
 Warrants issued in
  conjunction with
  debt financing       -     -         72         -      72
 Common stock
  issued for
  exercise of
  stock options      181     -        185         -     185
 Common stock
  issued upon
  conversion of
  debt               992     1      1,950         -   1,951
 Other                (4)    -          -         -       -
 Net income            -     -          -     1,907   1,907
                  ------   ---    -------   -------  ------

Balance, December
 31, 1997         30,191   $30    $46,615  $(6,846) $39,799
                  ======   ===    =======  ======== =======

The accompanying notes to financial statements are an integral part of these statements.


                       ALTA GOLD CO.
                 STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                      (In thousands)

                                1997     1996     1995
                                ----     ----     ----
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income                   $1,907   $3,247   $5,889
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities-
    Depreciation, depletion
     and amortization          2,377    3,087    3,350
    Net gain on sale of
     assets                        -        -   (2,589)
    Gain on extinguishment
     of debt                   (784)        -        -
    Stock issued for
     compensation and other
     services                     -        79       47
    Compensation expense for
     stock options               80       128        -
    Decrease (increase) in -
     Inventories             (3,584)     (317)    (445)
     Accounts receivable,
      prepaid expenses and
      other                    (296)     (347)     519
    Increase (decrease) in -
     Accounts payable          (549)      314   (1,141)
     Accrued and other
      liabilities              (237)     (523)    (690)
     Deferred income taxes        -       (93)       -
                            -------    ------   ------
Net cash provided by
 operating activities        (1,086)    5,575    4,940
                            -------    ------   ------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Additions to property and
  equipment                  (3,645)  (1,644)   (1,474)
 Additions to deferred
  mine development costs     (6,242)  (7,147)   (3,084)
 Proceeds from sale of
  property and equipment          -        -       240
 Proceeds from sale of
  royalty interest                -        -     2,425
                            -------   ------    ------
Net cash used in investing
 activities                  (9,887)  (8,791)   (1,893)
                            -------   ------    ------

The accompanying notes to financial statements are an integral part of these statements.


                       ALTA GOLD CO.
           STATEMENTS OF CASH FLOWS (CONTINUED)
  FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                      (In thousands)

                                1997     1996     1995
                                ----     ----     ----
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from issuance
  of debt                    21,300    5,500    5,853
 Payments on debt            (7,700)  (2,137)  (9,016)
 Proceeds from exercise
  of stock options              185       39        -
 Other                            -      (37)      14
                            -------   ------   ------
Net cash provided by (used
 in) financing activities    13,785    3,365   (3,149)
                            -------   ------   ------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS    2,812      149     (102)

CASH AND CASH EQUIVALENTS:
 Beginning of year              518      369      471
                            -------   ------   ------

 End of year                $ 3,330   $  518   $  369
                            =======   ======   ======

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
  Cash paid during the
   year for-
    Interest, net of amount
     capitalized            $    -    $  262   $  357
                            ======    ======   ======

    Income taxes            $    -    $   36   $   67
                            ======    ======   ======

SUPPLEMENTAL SCHEDULE
 OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:

   Equipment purchased
    with debt               $  874    $  707   $  761
                            ======    ======   ======
   Mining properties and
    claims acquired with
    common stock            $    -    $  160   $    -
                            ======    ======   ======
   Debt retired with
    common stock            $1,950    $1,600   $  500
                            ======    ======   ======

   Mining properties and
    claims purchase price
    adjustment              $    -    $1,400   $    -
                            ======    ======   ======

   Interest capitalized on
    zero coupon debentures  $   42    $  123   $  113
                            ======    ======   ======

   Debt acquisition costs
    for common stock        $   72    $    -   $    -
                            ======    ======   ======

   Imputed interest on
    convertible debentures  $1,111    $    -   $    -
                            ======    ======   ======

The accompanying notes to financial statements are an integral part of these statements.

                    ALTA GOLD CO.
           NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 1997

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


     Kinsley
     -------

In 1993, the Company entered into an option agreement with Cominco American Resources
Incorporated ("Cominco") and USMX, INC. ("USMX") to purchase a 100% interest in the Kinsley gold property, located near Wendover, Nevada, for a total purchase price of $3,000,000 consisting of $2,000,000 cash and shares of common stock of the Company with a market value of $1,000,000. During
1994, the Company exercised its option and acquired the Kinsley gold property. The Company made an initial cash payment of $1,000,000 (which included option payments of $50,000 made in 1993) and issued 420,683 shares of common stock which had a market value of $500,000. The Company paid the remaining $1,000,000 in cash and issued
461,095 shares of common stock of the Company with a market value of $500,000 in 1995.

Cominco and USMX have a right of first refusal with respect to future sales or transfers of Kinsley interests to third parties as well as rights to acquire a 25% working interest in the Kinsley gold property if gold production exceeds a total of 300,000 ounces and an additional 24% working interest if gold production exceeds a total of 500,000 ounces.

     Copper Flat
     -----------

During 1994, the Company acquired a 100% interest in the Copper Flat project which is located in the Hillsboro Mining District, east of Silver City,
New Mexico, from Gold Express Corporation ("Gold
Express"). The purchase price for the Copper Flat property consisted of: (i) $1,400,000 in cash,
(ii) a 6% convertible subordinated debenture in the principal amount of $1,500,000 due two years after the date of acquisition, (iii) a 6% convertible subordinated debenture in the principal amount of $1,500,000 due four years after the date of acquisition, and (iv) a $4,000,000 subordinated zero coupon debenture due fourteen years after the date of acquisition.

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

Concurrent with the acquisition of the interest in the Copper Flat project, the Company issued
375,000 restricted common shares of the Company to the owner of a reserved interest in exchange for capping the net smelter return royalty at 2-1/2% during the life of the project. Under the terms of this agreement, the Company was obligated to pay the owner of this reserved interest the difference between $4.00 per share and the closing price, if less than $4.00 per share, of the Company's common stock as of the second anniversary date of the common stock issuance as multiplied by a maximum of 250,000 shares. In
1996, a payment of $109,000 was made to the owner of the reserved interest to satisfy this obligation.

Pursuant to the terms of the purchase agreement, the Company granted Gold Express a provisional copper production royalty, which provided for a royalty based on 50% of the quantity of copper produced from the Copper Flat property during a calendar quarter. The maximum amount of the royalty over the life of the mine was $4,000,000 and any royalty payments made by the Company was to be credited, on a dollar for dollar basis, against the principal amount owed under the $4,000,000 zero coupon debenture.

On May 12, 1997, the Company paid $750,000 in cash to the holder of the $4,000,000 zero coupon debenture in exchange for the full and complete satisfaction of the debenture and the termination of the associated agreement to receive up to $4,000,000 in royalties. As the result of the transaction, the Company retired the $4,000,000 zero coupon Debenture, which had a net book value of $1,534,000, and recorded a one-time extraordinary gain of $784,000.

The Copper Flat project is subject to a reserved interest held by Gold Express' predecessor in interest. The reserved interest required payments of a 2-1/2% net smelter return royalty. Until production commences, the Company must pay the predecessor in interest $150,000 in annual advanced royalties which will be credited against the net smelter royalty when production commences.

     Olinghouse
     ----------

During 1994, the Company acquired a 100% interest in the Olinghouse gold property, located 30 miles east of Reno, Nevada, from the Phelps Dodge Mining
Company for a total purchase price of $6,875,000 consisting of $4,625,000 in cash and a promissory note in the amount of $2,250,000 which was paid in July 1995.

     Griffon
     -------

During 1994, the Company acquired from Griffon
Resources, Inc. the Griffon gold property located near Ely, Nevada. Under the terms of the purchase agreement, the Company is required to make annual holding payments of $40,830 through 1996 and pay production royalties of $13.60 per ounce of gold for the first 50,000 ounces of production and a maximum of $10.00 per ounce of gold on any subsequent production.

The Company began construction and site
development at Griffon in July 1997, commenced mining in September 1997, and began gold production in January 1998.

     Easy Junior
     -----------

The Company owns a 100% interest in the Easy
Junior mine which is located near Ely, Nevada.
Mining operations were completed in the third quarter of 1994 with the exception of crushing and leaching activities. Crushing activities were completed in the first quarter of 1995 and leaching activities were completed in the fourth quarter of 1996. Reclamation activity continued during 1997.

     Ward and Taylor Operations
     --------------------------

The Company's main base metal property in Nevada is the Ward zinc mine ("Ward"). Production mining at Ward commenced in 1989 and the Company began milling the Ward ore at the Taylor mill in 1990.
The Company suspended mining operations in March
1991 as a result of declining zinc prices and higher than anticipated operating costs. The
Taylor mill continued operating in 1991 until the mined ore stockpiles were processed. The net book value of property, equipment, claims and deferred mine development costs at Ward and the Taylor mill is approximately $8,369,000 at December 31, 1997.

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

     Cash and Cash Equivalents
     --------------------------

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Such investments are carried at cost which approximates fair value.

     Inventories
     -----------

Inventories of in-process mineral products and consumable supplies are stated at the lower of cost (using the first-in, first-out method) or market value. Inventories of refined products are stated at market value.

Inventories consist of the following as of December 31, 1997 and 1996 (in thousands):

                               1997     1996
                               ----     ----
  Precious metals:
    Refined products         $  865    $  132
    In process                7,129     4,293
  Consumable supplies           158       143
                             ------    ------
                             $8,152    $4,568
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

     Capitalized Interest
     --------------------

The Company capitalizes interest costs associated with significant projects which have been approved for development and for which development activities are in process. Interest capitalized during the years ended December 31, 1997, 1996 and 1995 totaled $1,035,000, $384,000 and $286,000, respectively.

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

     Hedging Activities
     ------------------

The Company has contractually agreed to sell 100% of its gold production to Gerald Metals, Inc., located in Stamford, Connecticut, through April
1999, pursuant to fixed price future sales contracts and/or at spot prices prevailing at the time of sale. As of December 31, 1997, the Company had (1) purchased put options for 84,000 ounces of gold at $335/oz., of which options for 7,000 ounces mature each month from January 1998 to December 1998, and (2) sold call options for 45,000 ounces of gold at $390/oz., of which options for 3,750 ounces mature each month from January 1998 to December 1998. Due to the fungible nature of gold, the Company believes that other buyers are readily available to purchase the Company's gold and, consequently, that its reliance on a single customer does not represent a significant risk to the Company's operations.

During the years ended December 31, 1997 and 1996, the Company sold all of its gold production to Gerald Metals, Inc. During the year ended
December 31, 1995, the Company sold 86% of its gold production to Gerald Metals, Inc. and the remainder to Prudential Securities Incorporated.

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

     Earnings Per Share
     ------------------

The Company follows the provisions of SFAS No.
128, Earnings Per Share, which is required for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior-period earnings per share date presented. SFAS No. 128 replaces previously reported earnings per share with "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is based on the weighted average number of shares actually outstanding during the year. Diluted earnings per share includes the potential dilution for the exercise of stock options, warrants, and debt conversions.

     Reclassifications
     -----------------

Certain reclassifications have been made to the prior periods' financial statements to conform with the current year presentation. These reclassifications had no effect on net income.

(3)     DEFERRED MINE DEVELOPMENT COSTS

Deferred mine development costs as of December 31, 1997 and 1996, are summarized as follows by mining area (in thousands):

                            1997          1996
                            ----          ----
   Olinghouse             $11,873       $ 6,687
   Ward and Taylor          4,389         4,389
   Copper Flat              5,339         4,025
   Kinsley                  2,352         1,907
   Griffon                  1,468           946
                          -------       -------
                           25,421        17,954
    Less-accumulated
     amortization          (2,525)       (1,917)
                          -------       -------
                          $22,896       $16,037
                          =======       =======

(4)     LONG-TERM DEBT

Long-term debt as of December 31, 1997 and 1996 consists of the following (in thousands):

                                   1997       1996
                                   ----       ----
Credit facility with Gerald
 Metals and BHF Bank; interest
 at LIBOR plus 2% (7.8% at
 December 31, 1997) due March
 31, 1999.  Principal payments
 payable in 15 equal installments,
 commencing on January 31, 1998;
 secured by a first priority
 mortgage lien on the Kinsley
 and Griffon gold properties      $8,500    $   -
Credit facility with The First
 National Bank of Ely due in
 one principal payment of $1.4
 million on January 2, 1999.
 Interest payable quarterly at
 an annual rate of 12.0%
 beginning March 31, 1998;
 secured by property               1,400        -
Convertible debentures maturing
 April 14, 2000.  Interest
 payable quarterly at an annual
 rate of 4.0%                      8,250        -
Note payable to Gerald Metals;
 interest at LIBOR
 plus 2% (7.6% at December 31,
 1996); due November 30, 1997;
 secured by a first priority
 mortgage on the Kinsley gold
 property; paid in April, 1997         -    4,900
Zero coupon $4,000,000
 subordinated debenture;
 discounted at an imputed interest
 rate of 9.0%; due June 14, 2008;
 settled in May, 1997                  -    1,492
Notes payable; interest at various
 rates of 8.2% to 16.1%; due at
 various dates between April 1998
 and July 2000; secured by
 equipment                         1,242    1,018
                                 -------   ------
                                  19,392    7,410

Less-current portion              (7,482)  (5,417)
                                 -------   ------

   Total long-term debt          $11,910   $1,993
                                 =======   ======

On April 10, 1997, the Company entered into a credit facility with Gerald Metals and BHF Bank to borrow up to $8,500,000. The Company used approximately $4,700,000 of the credit facility to repay certain indebtedness due to Gerald
Metals. The remaining funds were used for the construction of Griffon, working capital and the payment of certain expenses. Borrowings from the credit facility accrue interest at LIBOR plus two percent. Interest is payable monthly and principal is payable in fifteen equal monthly installments commencing on January 31, 1998. The credit facility is secured by a first priority mortgage on Kinsley and Griffon, and a first priority security interest in the Company's tangible and intangible personal property. The credit facility contains certain covenants that impose restrictions on the ability of the Company to, among other things, change the Company's corporate structure, pay dividends on or repurchase the Company's common stock, and create or suffer to exist any liens (other than permitted liens) on the Company's assets or properties. In addition, the Company is required to sell 100% of its gold production to Gerald Metals through April
1, 1999.

On April 14, 1997, the Company completed a private placement of $10,000,000 in convertible debentures
(the "Debentures") to a small group of accredited investors. The Debentures accrue interest at an annual rate of four percent and mature on April
14, 2000. The Debentures may be converted into the Company's common stock at a conversion price equal to the lesser of (1) 90% of the average of the closing bid prices of the Company's common stock for the five trading days preceding a notice of conversion, or (2) $4.00. As a result of the conversion feature, the Company recorded
$1,111,000 imputed interest payable and the related expense was capitalized as deferred development. Due to conversions, the imputed interest decreased to 917,000 at December 31, 1997. The Debentures contain certain covenants that impose restrictions on the ability of the Company to, among other things, pay dividends on or repurchase the Company's common stock. As of December 31, 1997, $1,750,000 of the convertible debentures have been converted into 991,630 shares of the Company's common stock. Subsequent to year-end, an additional $1,185,000 of convertible debentures converted into 976,443 shares of the Company's common stock.

Under the terms of the Debentures, the Company must not issue more than 5,779,695 shares of its common stock (the "Maximum Share Amount"), unless the Company has obtained stockholder approval or a waiver by the Nasdaq Stock Market. In lieu of any conversion of shares in excess of the Maximum
Share Amount, the Company must pay the holders of the Debentures 111% of the outstanding principal amount plus accrued and unpaid interest. Based on a conversion price of $1.49 (90% of the average closing bid price of the Company's common stock for the five trading days preceding February 13, 1998 or $1.66), the Company would be obligated to pay holders of the debentures a total of $1,532,000 if the holders were to convert all of the outstanding Debentures ($7,065,000 in the aggregate principal amount as of February 13,
1998).  The amount payable to holders of the
Debentures, if any, will increase or decrease depending on the average closing bid price of the Company's common stock. If the average closing bid price of the Company's common stock were $2.06 or above, a conversion of all the outstanding
Debentures would not exceed the Maximum Share
Amount and no payment to holders in lieu of a conversion of shares would be required. To date, the Company had not requested stockholder approval for the issuance of shares in excess of the Maximum Share Amount.

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

In management's opinion, the fair market value of long-term debt approximated book value at December
31, 1997 and 1996. The fair value of long-term debt is based on the present value of expected future cash flows discounted by the Company's estimated incremental borrowing rate.

At December 31, 1997, maturities of the Company's long-term debt are as follows (in thousands):

   Year ending December 31,
        1998                    $ 7,482
        1999                      3,503
        2000                      8,407
        2001                          -
        2002                          -
        Thereafter                    -
                                -------
                                $19,392
                                =======

(5)     INCOME TAXES

The components of the net deferred tax asset
(liability) as of December 31, 1997 and 1996, are summarized as follows (in thousands):

                                 1997       1996
                                 ----       ----
Deferred tax assets:
  Net operating loss
   carryforwards               $10,825    $ 8,750
  Reclamation and other
   reserves                        309        381
   Other                            69         85
                               -------    -------
                                11,203      9,216
   Less - valuation allowance    5,103     (5,667)
                               -------    -------
   Total deferred tax assets     6,100      3,549
                               -------    -------

Deferred tax liabilities:
   Depreciation, depletion
    and amortization            (6,100)    (3,549)
   Alternative minimum
    taxes                         (662)      (662)
                               -------    -------
   Total deferred tax
    liabilities                 (6,762)    (4,211)
                               -------    -------

      Net deferred income
       taxes                   $  (662)   $  (662)
                               =======    =======

SFAS No. 109 requires the recognition of future tax benefits of deferred tax assets related to net operating loss carryforwards and certain temporary differences to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied. At December 31, 1997 and 1996, the Company determined that $5,103,000 and $5,667,000, respectively, of previously unrecognized tax benefits did not satisfy the recognition criteria set forth in SFAS
No. 109 because of the Company's history of prior operating results; therefore, a valuation allowance was recorded to reserve the applicable deferred tax assets. During the years ended
December 31, 1997, 1996 and 1995, no income tax provision was recognized due to utilization of net operating loss carryforwards.

The following is a reconciliation between the "expected" provision for income taxes using the statutory Federal income tax rate (35%) and the provision for income taxes for each of the three years ended December 31, 1997 (in thousands):

                         1997     1996     1995
                         ----     ----     ----
Computed "expected"
 provision for income
 taxes at the Federal
 statutory rate          $ 668   $ 1,136  $ 2,061
Utilization of net
 operating loss
 carryforwards            (564)   (1,140)  (2,053)
Exercise of non-
 qualified stock
 options                  (107)        -        -
Other                        3         4       (8)
                         -----    ------   ------
Provision for income
 taxes                   $   -    $    -   $    -
                         =====    ======   ======

As of December 31, 1997, the Company had the following income tax carryforwards available for income tax purposes (in thousands):

                          Expiration
                             Dates      Amounts
                          ----------    -------
Federal regular tax
 operating loss
 carryforwards          2005 to 2012    $30,930

Federal AMT operating
 loss carryforwards     2007 to 2012    $ 5,041

(6)     RECLAMATION AND ENVIRONMENTAL COSTS

        General
        -------

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

        Restricted Reclamation Deposits
        -------------------------------

Certain regulatory agencies, such as the Bureau of Land Management and the Environmental Protection
Agency, review the Company's reclamation and environmental obligations and require the Company to hold restricted deposits at financial institutions or with the appropriate agency to ensure that adequate funds will be available to meet estimated future reclamation costs. Such deposits, totaling $382,000 and $870,000 as of December 31, 1997 and 1996, respectively, are classified as other assets in the accompanying balance sheets. During 1997, the Company enlisted the services of a bonding company to collateralize a portion of reclamation bonds previously held in financial institutions as restrictive deposits.

        Shasta Property
        ---------------

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

        Purchase Commitment
        -------------------

The Company formerly rented office facilities in Ely, Nevada. In 1994, it exercised an option to purchase these facilities. The option provides for payments of $200,000 in cash, 100,000 shares of restricted common stock of the Company, and a $1,000,000 note payable, payable in six annual installments with interest at prime plus 1%
(9.5% at December 31, 1997). The Company has made the initial $200,000 non-refundable payment under terms of the option. However, before the Company acquires the property, the seller is responsible for addressing certain title issues.
The Company is awaiting the resolution of the title issues before completing the purchase. The
$200,000 is included in other assets in the accompanying balance sheets.

       Royalty Agreements, Mineral Leases and Work
       Commitments
       -------------------------------------------

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

In conjunction with the acquisition of the Olinghouse gold property, the Company assumed mineral leases for land on which most of the resource occurs. Payments of mineral leases in 1997 and 1996 totaled $478,000 and $460,000, respectively. At December 31, 1997, minimum lease payments under these leases are as follows (in thousands):

     Year ending December 31,
           1998                   $  489
           1999                      241
           2000                      257
           2001                      263
           2002                      265
           Thereafter              2,344

                                  ------
                                  $3,859
                                  ======

        Operating Leases
        ----------------

The Company leases its corporate headquarters in Henderson, Nevada. Under the terms of the lease, the Company is required to make monthly rent payments which increase annually based on the increase in the consumer price index, with each annual increase to be no less than 4% and no more than 8%. Rental expense which is included in general and administrative expenses was $109,000 and $105,000 for the years ended December 31, 1997 and 1996, respectively. Minimum rental payments under the lease are approximately $114,000 and $19,000 for the years ending December 31, 1998, and 1999, respectively.

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

(8)     EMPLOYEE BENEFIT PLANS

        401(k) Plan
        -----------

The Company has a deferred compensation plan pursuant to Section 401(k) of the Internal Revenue
Code for all regular full-time employees who have reached the age of 21 and completed one year of service. The Company's contributions to the plan are at the discretion of the Company's Board of Directors. It has been the Company's policy to match the participant's voluntary salary deferrals at the rate of 100% to a maximum of 5% of pay.
Amounts expensed under the plan for the years ended December 31, 1997, 1996 and 1995 totaled
$154,000, $130,000, and $119,000, respectively.

        Stock-Based Compensation Plans
        ------------------------------

The Company has adopted the 1994 Employee Stock
Option Plan and the 1997 Employee Stock Option
Plan. In addition, the Company has granted options pursuant to various employment agreements.

1994 Plan   In June 1994, the Company's
stockholders approved the 1994 Plan, under which all employees of the Company, as well as persons who perform substantial services for or on behalf of the Company, are eligible to receive options to purchase shares of the Company's common stock.
The Company reserved 1,000,000 shares of common stock for issuance under the 1994 Plan and the Company's Board of Directors were authorized to establish a committee to administer all aspects of the 1994 Plan, including selection of people to receive options, the number of options to be granted (up to a maximum of 1,000,000) and the establishment of the general terms of each option grant. The options granted in 1994 and 1995 vest over periods ranging from two to four years and are exercisable over a period of ten years. No options were granted in 1996.

1997 Plan - In June 1997, the Company's
stockholders approved the 1997 Plan, under which all employees of the Company, as well as persons who perform substantial services for or on behalf of the Company, are eligible to receive options to purchase shares of the Company's common stock.
The Company reserved 1,000,000 shares of common stock for issuance under the 1997 Plan and the Company's Board of Directors were authorized to establish a committee to administer all aspects of the 1997 Plan, including selection of people to receive options, the number of options to be granted (up to a maximum of 1,000,000) and the establishment of the general terms of each option grant. The options granted in 1997 vest over periods ranging from one to four years and are exercisable over a period of ten years.

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

The Company accounts for these stock options under Accounting Principles Board Opinion No. 25,
Accounting for Stock Issued to Employees, under which compensation cost is determined as the difference in the fair market value of the shares on the date the options are granted and the exercise price of the options. For the years ended December 31, 1997, 1996 and 1995, had the compensation cost for these plans been determined consistent with SFAS No. 123, Accounting for
Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                    1997       1996        1995
                    ----       ----        ----
Net Income
  As reported   $1,907,000  $3,247,000  $5,889,000
                ==========  ==========  ==========
  Pro forma     $1,598,000  $3,024,000  $5,666,000
                ==========  ==========  ==========
Basic EPS
  As reported      $.06        $.11        $.21
                   ====        ====        ====
  Pro forma        $.05        $.11        $.20
                   ====        ====        ====
Diluted EPS
  As reported      $.06        $.11        $.20
                   ====        ====        ====
  Pro forma        $.05        $.10        $.20
                   ====        ====        ====

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the status of the Company's 1994 and 1997 Plans and options related to employment agreements for each of the three years in the period ended December 31, 1997, is presented in the table and narrative below (shares in thousands):

                    1995         1996         1997
                ------------ ------------ ------------
                       Wtd.          Wtd.         Wtd.
                       Avg.          Avg.         Avg.
                       Ex.           Ex.          Ex.
                Shares Price Shares Price Shares Price
                ------ ----- ------ ----- ------ -----
Outstanding,
 beginning
 of year        1,302  $1.08 2,165  $1.08 2,067  $1.07
  Granted         918  $1.10     -      -   405  $1.25
  Exercised         -      -   (98) $1.34   (35) $1.29
  Canceled        (55) $1.34     -      -     -  $   -
                 ----        -----
Outstanding,
 end of year     2,165 $1.08 2,067  $1.07 2,437  $1.10
                 =====       =====        =====
Exercisable
 at end of year    764 $ .91 1,232  $1.00 1,603  $1.03
                 =====       =====        =====
Weighted average
 fair value of
 options granted $ .78       $   -        $ .85
                 =====       =====        =====

At December 31, 1997, 1,160,000 of the 2,437,000
options outstanding have a weighted average exercise price of $.75 and a weighted average remaining contractual life of 6.1 years. Of these options, 965,000 are exercisable. The remaining
1,277,000 options outstanding have exercise prices between $1.25 and $1.72, with a weighted average exercise price of $1.41 and a weighted average remaining contractual life of 8.2 years. 638,000 of these options are exercisable and their weighted average exercise price is $1.46. At
December 31, 1997, 595,000 options were
available for grant under the 1997 Plan.

At December 31, 1996, 1,165,000 of the 2,067,000
options outstanding have a weighted average
exercise price of $.75 and a weighted average
remaining contractual life of 9.1 years.  775,000
of these options are exercisable.  The remaining
902,000 options outstanding have exercise prices
between $1.34 and $1.72, with a weighted average
exercise price of $1.48 and a weighted average
remaining contractual life of 8.4 years.  457,000
of these options are exercisable and their weighted average exercise price is $1.42.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.35% percent; expected dividend yield of 0.0 percent;
expected life of 3.0 to 4.0 years; expected volatility of 64 to 90 percent.

(9)     STOCKHOLDERS' EQUITY

        Non-Employee Director Stock Option and
        Stock Compensation Agreements
        --------------------------------------

In December 1996, the Company granted options to purchase 35,000 shares of the Company's common stock at a price of $3.53 per share to directors as directors' compensation under the 1996 Director
Stock Option Plan. The options became exercisable immediately and remain exercisable for a period of ten years from the grant date and expire 90 days after a director leaves the Company's board.
Compensation cost of $38,000 was recognized based on the fair value of the options. During the years ended December 31, 1997, 1996 and 1995, the
Company issued 0, 50,833, and 40,834 shares, respectively, of its restricted common stock to directors as directors' compensation. During 1997
10,000 options expired.

        Other Non-Employee Stock Options
        --------------------------------

In March 1995, the Company granted Gerald Metals an option to purchase 150,000 shares of the Company's common stock at a price of $1.03 per share in consideration for, and as part of, an agreement between the two companies for precious metal sales and hedging activities. The option became exercisable immediately and remains exercisable for a period of five years from the grant date. During 1997, Gerald Metals exercised its option for 150,000 shares.

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

        Non-Employee Stock Warrants
        ---------------------------

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

In November 1997, the Company issued 232,000 warrants with an exercise price of $2.18 per share as an incentive for the holders of the Debentures not to convert (see Note 4). These warrants became exercisable immediately and remain exercisable for a period of three years from the grant date. The Company capitalized the fair value of these options totaling $72,000 as deferred development for the Olinghouse mine and will amortize the costs based on the units of production method consistent with all deferred development.

(10)     EARNINGS PER SHARE

                                              Per
                                             Share
                      Income      Shares    Amount
                      ------      ------    ------
                           For the Year Ended 1997
                           -----------------------
Net Income          $1,907,000
Basic Earnings
 per Share          $1,907,000  29,477,000   $.06
                                             ====
Options issued to
 executives,
 employees and
 others                      -   1,602,000
Convertible debt             -   2,154,000
                    ----------  ----------
Diluted Earnings
 per Share
Income available to
 stockholders
 plus assumed
 conversions        $1,907,000  33,233,000   $.06
                    ==========  ==========   ====

                           For the Year Ended 1996
                           -----------------------

Net Income          $3,247,000
                    ----------
Basic Earnings
 per Share          $3,247,000  28,765,000   $.11
                                             ====

Options issued to
 executives,
 employees and
 others                      -   1,646,000
                     ---------  ----------

Diluted Earnings
 per Share

Income available
 to stockholders
 plus assumed
 conversions        $3,247,000  30,411,000   $.11
                    ==========  ==========   ====

                           For the Year Ended 1995
                           -----------------------

Net Income          $5,889,000
                    ----------

Basic Earnings
 per Share          $5,889,000  28,338,000   $.21
                                             ====

Options issued to
 executives,
 employees and
 others                      -     390,000
                    ----------  ----------

Diluted Earnings
 per Share

Income available
 to stockholders
 plus assumed
 conversions        $5,889,000  28,728,000   $.20
                    ==========  ==========   ====

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share includes the dilution for stock options and the conversion of the Debentures upon issuance on April 10, 1997.

In 1997, the Company adopted SFAS No. 128,
"Earnings per Share," effective December 15, 1997.
As a result, the Company's reported earnings per share for 1996 and 1995 were restated. The effect of this accounting change on previously reported earnings per share (EPS) data was as follows:


Per share amounts              1996     1995
                               ----     ----
Primary EPS as reported        $.11     $.21
Effect of SFAS No. 128            -        -
                               ----     ----
Basic EPS as restated          $.11     $.21
                               ====     ====
Fully diluted EPS as
 reported                      $.11     $.21
Effect of SFAS No. 128            -     (.01)
                               ----     ----
Diluted EPS as restated        $.11     $.20
                               ====     ====

(11)     RELATED PARTY TRANSACTIONS

         Directors' Compensation
         -----------------------

At December 31, 1997 and 1996, the Company had accrued compensation totaling approximately
$50,000 and $70,000, respectively, for non-mployee directors of the Company.

         Employment Agreements
         ---------------------

The three-year employment agreements with the CEO, CFO, and Vice President of Engineering and
Construction provide for an annual salary
(including increases), incentive compensation, benefits and stock options (see Note 8). The agreements also include termination and anti-akeover provisions which provide for a payment to the three officers based on prior compensation, in the event of a change in control of the Company.

         Contribution from Shareholder
         -----------------------------

During 1995, a director of the Company purchased shares of the Company's common stock on the open market and sold those shares at a profit within six months of the purchase, in violation of SEC regulations. In accordance with Section 16(b) of the Securities and Exchange Act of 1934, the profits of $14,000 were turned over to the Company and credited to additional paid-in-capital.

(12)     SUBSEQUENT EVENT

On January 14, 1998, the Company acquired the
Lookout Mountain gold property from Echo Bay
Exporation, Inc. Lookout Mountain consists of approximately 4,500 acres of unpatented mining claims and is located eight miles south of Eureka, Nevada. The Company paid the sum of $163,000 to Echo Bay for right, title, and interest as lessee and optionee. Royalty payments will be made annually in the sum of $150,000.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE

     None.

                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission (the
"Commission") in connection with the Company's
Annual Meeting of Stockholders to be held on June
12, 1998.

ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Company's Annual Meeting of Stockholders to be held on June 12, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Company's Annual Meeting of Stockholders to be held on June 12, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Company's Annual Meeting of Stockholders to be held on June 12, 1998.

                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K
                                              Page
                                              ----

(a)   1.   Financial Statements:

           See Index to Financial Statement     32

      2.   Financial Statement Schedules

           None required.

(b)   Reports on Form 8-K:

           None.

(c)  Exhibits:

     The following listed documents are included herein or have been incorporated by reference from previous reports filed with the Securities and Exchange Commission:

3.01   Restated Articles of Incorporation of Alta
       Gold Co.(15)

3.02   Restated Bylaws of Alta Gold Co.(15)

4.01   See Exhibit 3.01

4.02   See Exhibit 3.02

4.03   See Exhibit 10.14

4.04   See Exhibit 10.15

4.05   See Exhibit 10.24

4.06   See Exhibit 10.27

4.07   See Exhibit 10.29

4.08   See Exhibit 10.30

4.09   See Exhibit 10.40

4.10   See Exhibit 10.41

4.11   See Exhibit 10.42

4.12   See Exhibit 10.44

10.01 Exchange Agreement dated June 30, 1988, by and among Silver King Mines, Inc., Pacific
       Silver Corporation, Alta Gold Co. ("Alta"),
       NERCO Minerals Company, and Resource
       Associates of Alaska ("RAA") relating to the exchange of Alta's interest in the Taylor Property with RAA for an undivided one-half interest in the Shoshone
       Property.(1)

10.02  Master Agreement between the Company, Magma
       Copper Company and Magma Nevada Mining
       Company dated as of December 14, 1990.(2)

10.03  Consent, Lease Termination and Asset
       Transfer Agreement among the Echo Bay
       Group, Magma Copper Company, Magma Nevada
       Mining Company and the Company dated as of December 14, 1990.(2)

10.04  Limited Partnership Agreement among the
       Company, Magma Nevada Mining Company and
       Magma Limited Partner Co. dated as of March
       13, 1991.(2)

10.05  Option Agreement between the Company and
       Magma Nevada Mining Company dated March 13,
       1991 relating to Put and Call options on interest in the Robinson Property.(2)

10.06 Irrevocable Trust Agreement and Assignment of Partnership Units to Trustee dated March
       13, 1991 between the Company and West One
       Trust Company.(2)

10.07  Provisional Copper Production Payment
       Agreement between the Company and Magma
       Mining Company dated December 14, 1990.(2)

10.08  Provisional Gold Production Payment
       Agreement between the Company and Magma
       Mining Company dated December 14, 1990.(2)

10.09  Letter Agreement among the Company,
       Kennecott, Magma and the Echo Bay Group
       concerning environmental liability and
       expenditures on the Robinson Property.(2)

10.10  Employment Agreement between Alta Gold Co.
       and Robert N. Pratt dated October 15,
       1991.(4)

10.11  Employment Agreement between Alta Gold Co.
       and John A. Bielun dated October 18,
       1992.(4)

10.12  Asset Purchase Agreement between Alta Gold
       Co. and Gold Express Corporation dated June
       14, 1994.(7)

10.13  Two year 6% Subordinated Convertible
       Debenture due June 14, 1996 issued by Alta
       Gold Co. to Gold Express Corporation dated
       June 14, 1994.(7)

10.14  Four year 6% Subordinated Convertible
       Debenture due June 14, 1998 issued by Alta
       Gold Co. to Gold Express Corporation dated
       June 14, 1994.(7)

10.15  Fourteen year Subordinated Zero Coupon
       Debenture due June 14, 2008 issued by Alta
       Gold Co. to Gold Express Corporation dated
       June 14, 1994.(7)

10.16  Provisional Copper Production Royalty
       Agreement between Alta Gold Co. and Gold
       Express Corporation dated June 14, 1994.(7)

10.17  Agreement by and among Alta Gold Co., Cobb
       Resources Corporation and Hydro Resources
       Corporation in regard to the royalty on the Copper Flat Property effective June 14,
       1994.(7)

10.18  Agreement for Purchase and Sale of Mining
       Claims between Alta Gold Co. and Phelps
       Dodge Mining Company effective July 8,
       1994.(8)

10.19  Agreement for Purchase and Sale of Mining
       Claims between Alta Gold Co. and Cominco
       American Resources Incorporated and USMX,
       Inc., dated April 14, 1994.(11)

10.20  Agreement for Purchase and Sale of Mining
       Claims between Alta Gold Co. and Griffon
       Resources, Inc. effective October 14,
       1994.(11)

10.21  Facility Agreement between Gerald Metals,
       Inc. and Alta Gold Co. dated March 28,
       1995.(9)

10.22  Margin Agreement between Gerald Metals,
       Inc. and Alta Gold Co. dated March 28,
       1995.(9)

10.23  Purchase/Refining Agreement between Gerald
       Metals, Inc. and Alta Gold Co. dated March
       28, 1995.(9)

10.24  Stock Option Agreement between Gerald
       Metals, Inc. and Alta Gold Co. dated March
       28, 1995.(9)

10.25  Employment Agreement between Alta Gold Co.
       and Robert N. Pratt dated June 9, 1995.(10)

10.26  Employment Agreement between Alta Gold Co.
       and John A. Bielun dated June 9, 1995.(10)

10.27 Promissory Note with U.S. Bank of Nevada dated September 18, 1995.(10)

10.28  Employment Agreement between Alta Gold Co.
       and James S. Goff dated June 9, 1995.(12)

10.29  Loan Agreement dated May 31, 1996 between
       Alta Gold Co. and Gerald Metals, Inc.(13)

10.30 Stock Option Agreement dated May 31, 1996 between Gerald Metals, Inc. and Alta Gold
       Co.(13)

10.31 Settlement Agreement dated June 28, 1996 by and between Alta Gold Co. and StarTronix
       International, Inc., the successor in
       interest to Gold Express Corporation.(14)

10.32  Warrant to purchase 400,000 shares of Alta
       Gold Co. common stock granted on June 28, 1996 to StarTronix International, Inc.(14)

10.33 Loan Agreement dated April 10, 1997, by and among Alta Gold Co., Gerald Metals, Inc.
       and BHF - Bank Aktiengesellschaft, New York
       Branch.(16)

10.34  Deed of Trust With Assignment of Rents and
       Royalties, Security Agreement and Financing
       Statement (Nevada) dated April 10, 1997, made by Alta Gold Co. as Trustor, to First
       American Title Company of Nevada as Trustee for the benefit of Gerald Metals, Inc. and BHF - Bank Aktiengesellschaft, New York
       Branch as beneficiaries.(16)

10.35 Security Agreement dated April 10, 1997, by and among Alta Gold Co., Gerald Metals,
       Inc. and BHF - Bank Aktiengesellschaft, New
       York Branch.(16)

10.36  Secured Promissory Note dated April 10,
       1997, made by Alta Gold Co. in favor of
       Gerald Metals, Inc. in the principal amount of $4,250,000.(16)

10.37  Secured Promissory Note dated April 10,
       1997, made by Alta Gold Co. in favor of BHF
       - Bank Aktiengesellschaft, New York Branch in the principal amount of $4,250,000.(16)

10.38  Agreement dated April 10, 1997, by and
       between Alta Gold Co. and Gerald Metals,
       Inc. regarding future contracts for the
       sale and purchase of gold and gold
       options.(16)

10.39  Purchase/Refining Agreement dated April 10,
       1997, by and between Alta Gold Co. and
       Gerald Metals, Inc. regarding the sale of gold to Gerald Metals, Inc.; and Addendum 1 to Purchase/Refining Agreement dated April
       10, 1997.(16)

10.40  Securities Purchase Agreement dated April
       14, 1997, by and among Alta Gold Co. and
       RGC International Investors, LDC, The
       Tailwind Fund, Ltd., European American
       Securities Account Client, Keyway
       Investments Ltd., Olympus Securities, Ltd.,
       Nelson Partners and Halifax, L.P.(17)

10.41  Form of Convertible Debentures dated April
       14, 1997, issued by Alta Gold Co.,
       contained in Exhibit 10.40.(17)

10.42  Registration Rights Agreement dated April
       14, 1997, by and among Alta Gold Co. and
       RGC International Investors, LDC, The
       Tailwind Fund, Ltd., European American
       Securities Account Client, Keyway
       Investments Ltd., Olympus Securities, Ltd.,
       Nelson Partners and Halifax, L.P.,
       contained in Exhibit 10.40.(17)

10.43  Debenture Payoff and Royalty Termination
       Agreement dated May 12, 1997 between Alta
       Gold Co. and StarTronix International,
       Inc.(18)

10.44  Form of Master Agreement dated November 11,
       1998, by and among Alta Gold Co. and RGC
       International Investors, LDC, The Tailwind
       Fund, Ltd., Keyway Investments Ltd.,
       Olympus Securities, Ltd., Nelson Partners and Halifax, L.P., including form of Warrant to Purchase Shares of Common Stock and form of First Amendment to Convertible
       Debenture.

21.01  Subsidiaries of the Company.(5)

23.01  Consent of Arthur Andersen LLP.

23.02  Consent of Pincock, Allen & Holt.

27.01  Financial Data Schedule.

99.01  Court stipulated Escrow Agreement re: Mase
       Westpac litigation.(3)

99.02  Settlement Agreement and Mutual Release
       dated May 23, 1994 by Republic Mase Bank
       Limited, Republic Mase Inc. and Alta Gold
       Co.(6)
---------------
(1) Incorporated by reference to Form 10-K (file no. 2-2274) for the fiscal year ended March
     31, 1988.

(2) Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1990.

(3) Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1991.

(4) Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1992.

(5) Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1993.

(6) Incorporated by reference to Form 8-K (file no. 2-2274) dated May 23, 1994.

(7) Incorporated by reference to Form 8-K (file no. 2-2274) dated June 14, 1994.

(8) Incorporated by reference to Form 8-K (file no. 2-2274) dated July 8, 1994.

(9) Incorporated by reference to Form 10-Q (file no. 2-2274) for the quarter ended June 30, 1995.

(10) Incorporated by reference to Form 10-Q (file no. 2-2274) for the quarter ended September
     30, 1995.

(11) Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1994.

(12) Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1995.

(13) Incorporated by reference to Form 8-K (file no. 2-2274) dated May 31, 1996.

(14) Incorporated by reference to Form 10-Q (file no. 2-2274) for the quarter ended June 30, 1996.

(15) Incorporated by reference to Form 8-K (file no. 2-2274) dated January 20, 1997.

(16) Incorporated by reference to Form 8-K (file no. 2-2274) dated April 10, 1997.

(17) Incorporated by reference to Form 8-K (file no. 2-2274) dated April 14, 1997.

(18) Incorporated by reference to Form 10-Q (file no. 2-2274) for the quarter ended June 30, 1997.

                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ALTA GOLD CO.

                           By: /s/ Robert N. Pratt
                              --------------------
                              Robert N. Pratt,
                              Chief Executive
                              Officer

     Pursuant to the requirements of the
Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE               TITLE                DATE
---------               -----                ----

/s/ Robert N. Pratt     Chairman,   March 27, 1998
-------------------     President,
Robert N. Pratt         Chief
                        Executive
                        Officer and
                        Director

/s/ John A. Bielun      Principal   March 27, 1998
------------------      Financial
John A. Bielun          Officer and
                        Principal
                        Accounting
                        Officer

/s/ Ralph N. Gilges     Director    March 27, 1998
-------------------
Ralph N. Gilges

/s/ Thomas A. Henrie    Director    March 27, 1998
--------------------
Thomas A. Henrie

/s/ John A. Keily       Director    March 27, 1998
------------------
John A. Keily

/s/ Jack W. Kendrick    Director    March 27, 1998
--------------------
Jack W. Kendrick

/s/ Thomas D. Mueller   Director    March 27, 1998
---------------------
Thomas D. Mueller

                  EXHIBIT INDEX

Exhibit                                       Page
   No.   Description                           No.
-------  -----------                          ----

3.01     Restated Articles of Incorporation
         of Alta Gold Co.(15)

3.02     Restated Bylaws of Alta Gold Co.(15)

4.01     See Exhibit 3.01

4.02     See Exhibit 3.02

4.03     See Exhibit 10.14

4.04     See Exhibit 10.15

4.05     See Exhibit 10.24

4.06     See Exhibit 10.27

4.07     See Exhibit 10.29

4.08     See Exhibit 10.30

4.09     See Exhibit 10.40

4.10     See Exhibit 10.41

4.11     See Exhibit 10.42

4.12     See Exhibit 10.44

10.01    Exchange Agreement dated June 30,
         1988,by and among Silver King
         Mines, Inc., Pacific Silver
         Corporation, Alta Gold Co.
         ("Alta"), NERCO Minerals Company,
         and Resource Associates of Alaska
         ("RAA") relating to the exchange
         of Alta's interest in the Taylor
         Property with RAA for an undivided
         one-half interest in the Shoshone
         Property.(1)

10.02    Master Agreement between the Company,
         Magma Copper Company and Magma Nevada
         Mining Company dated as of December 14,
         1990.(2)

10.03    Consent, Lease Termination and Asset
         Transfer Agreement among the Echo Bay
         Group, Magma Copper Company, Magma Nevada
         Mining Company and the Company dated as
         of December 14, 1990.(2)

10.04    Limited Partnership Agreement among the
         Company, Magma Nevada Mining Company and
         Magma Limited Partner Co. dated as of
         March 13, 1991.(2)

10.05    Option Agreement between the Company
         and Magma Nevada Mining Company
         dated March 13, 1991 relating to
         Put and Call options on interest
         in the Robinson Property.(2)

10.06    Irrevocable Trust Agreement and
         Assignment of Partnership Units
         to Trustee dated March 13, 1991
         between the Company and West
         One Trust Company.(2)

10.07    Provisional Copper Production
         Payment Agreement between the
         Company and Magma Mining Company
         dated December 14, 1990.(2)

10.08    Provisional Gold Production Payment
         Agreement between the Company
         and Magma Mining Company dated
         December 14, 1990.(2)

10.09    Letter Agreement among the Company,
         Kennecott, Magma and the Echo Bay
         Group concerning environmental
         liability and expenditures on
         the Robinson Property.(2)

10.10    Employment Agreement between Alta
         Gold Co. and Robert N. Pratt dated
         October 15, 1991.(4)

10.11    Employment Agreement between Alta
         Gold Co. and John A. Bielun dated
         October 18, 1992.(4)

10.12    Asset Purchase Agreement between
         Alta Gold Co. and Gold Express
         Corporation dated June 14, 1994.(7)

10.13    Two year 6% Subordinated Convertible
         Debenture due June 14, 1996 issued by
         Alta Gold Co. to Gold Express Corporation dated June 14, 1994.(7)

10.14    Four year 6% Subordinated Convertible
         Debenture due June 14, 1998 issued by
         Alta Gold Co. to Gold Express
         Corporation dated June 14, 1994.(7)

10.15    Fourteen year Subordinated Zero Coupon
         Debenture due June 14, 2008 issued by
         Alta Gold Co. to Gold Express
         Corporation dated June 14, 1994.(7)

10.16    Provisional Copper Production Royalty
         Agreement between Alta Gold Co. and
         Gold Express Corporation dated June 14,
         1994.(7)

10.17    Agreement by and among Alta Gold Co.,
         Cobb Resources Corporation and Hydro
         Resources Corporation in regard to the
         royalty on the Copper Flat Property
         effective June 14, 1994.(7)

10.18    Agreement for Purchase and Sale of
         Mining Claims between Alta Gold Co.
         and Phelps Dodge Mining Company
         effective July 8, 1994.(8)

10.19    Agreement for Purchase and Sale of
         Mining Claims between Alta Gold Co.
         and Cominco American Resources
         Incorporated and USMX, INC, dated
         April 14, 1994.(11)

10.20    Agreement for Purchase and Sale of
         Mining Claims between Alta Gold Co.
         and Griffon Resources, Inc. effective
         October 14, 1994.(11)

10.21    Facility Agreement between Gerald
         Metals, Inc. and Alta Gold Co. dated
         March 28, 1995.(9)

10.22    Margin Agreement between Gerald Metals,
         Inc. and Alta Gold Co. dated March 28,
         1995.(9)

10.23    Purchase/Refining Agreement between
         Gerald Metals, Inc. and Alta Gold Co.
         dated March 28, 1995.(9)

10.24    Stock Option Agreement between Gerald
         Metals, Inc. and Alta Gold Co. dated
         March 28, 1995.(9)

10.25    Employment Agreement between Alta Gold
         Co. and Robert N. Pratt dated June 9,
         1995.(10)

10.26    Employment Agreement between Alta Gold
         Co. and John A. Bielun dated June 9,
         1995.(10)

10.27 Promissory Note with U.S. Bank of Nevada dated September 18, 1995.(10)

10.28    Employment Agreement between Alta Gold
         Co. and James S. Goff dated June 9,
         1995.(12)

10.29    Loan Agreement dated May 31, 1996 between
         Alta Gold Co. and Gerald Metals, Inc.(13)

10.30 Stock Option Agreement dated May 31, 1996 between Gerald Metals, Inc. and Alta Gold
         Co.(13)

10.31 Settlement Agreement dated June 28, 1996 by and between Alta Gold Co. and StarTronix International, Inc., the successor in interest to Gold Express
         Corporation.(14)

10.32    Warrant to purchase 400,000 shares
         of Alta Gold Co. common stock
         granted on June 28, 1996 to
         StarTronix International, Inc.(14)

10.33    Loan Agreement dated April 10, 1997,
         by and among Alta Gold Co., Gerald
         Metals, Inc. and BHF - Bank
         Aktiengesellschaft, New York Branch.(16)

10.34    Deed of Trust With Assignment of Rents
         and Royalties, Security Agreement and
         Financing Statement (Nevada) dated
         April 10, 1997, made by Alta Gold Co.
         as Trustor, to First American Title
         Company of Nevada as Trustee for the
         benefit of Gerald Metals, Inc. and BHF -
         Bank Aktiengesellschaft, New York Branch as beneficiaries.(16)

10.35 Security Agreement dated April 10, 1997, by and among Alta Gold Co., Gerald
         Metals, Inc. and BHF - Bank
         Aktiengesellschaft, New York Branch.(16)

10.36    Secured Promissory Note dated April 10,
         1997, made by Alta Gold Co. in favor of
         Gerald Metals, Inc. in the principal
         amount of $4,250,000.(16)

10.37    Secured Promissory Note dated April 10,
         1997, made by Alta Gold Co. in favor of
         BHF - Bank Aktiengesellschaft, New York
         Branch in the principal amount of
         $4,250,000.(16)

10.38    Agreement dated April 10, 1997, by and
         between Alta Gold Co. and Gerald Metals,
         Inc. regarding future contracts for the
         sale and purchase of gold and gold
         options.(16)

10.39    Purchase/Refining Agreement dated April
         10, 1997, by and between Alta Gold Co.
         and Gerald Metals, Inc. regarding the
         sale of gold to Gerald Metals, Inc.;
         and Addendum 1 to Purchase/Refining
         Agreement dated April 10, 1997.(16)

10.40    Securities Purchase Agreement dated
         April 14, 1997, by and among Alta Gold
         Co. and RGC International Investors,
         LDC, The Tailwind Fund, Ltd.,
         European American Securities Account
         Client, Keyway Investments Ltd.,
         Olympus Securities, Ltd., Nelson
         Partners and Halifax, L.P.(17)

10.41    Form of Convertible Debentures dated
         April 14, 1997, issued by Alta Gold Co., contained in Exhibit 10.40.(17)

10.42    Registration Rights Agreement dated
         April 14, 1997, by and among Alta
         Gold Co. and RGC International
         Investors, LDC, The Tailwind Fund,
         Ltd., European American Securities
         Account Client, Keyway Investments
         Ltd.,Olympus Securities, Ltd.,
         Nelson Partners and Halifax, L.P.,
         contained in Exhibit 10.40.(17)

10.43    Debenture Payoff and Royalty
         Termination Agreement dated
         May 12, 1997 between Alta Gold Co.
         and StarTronix International, Inc.(18)

10.44    Form of Master Agreement dated November
         11, 1998, by and among Alta Gold Co.
         and RGC International Investors, LDC,
         The Tailwind Fund, Ltd., Keyway
         Investments Ltd., Olympus Securities,
         Ltd., Nelson Partners and Halifax,
         L.P., including form of Warrant to
         Purchase Shares of Common Stock and
         form of First Amendment to
         Convertible Debenture.                 69

21.01    Subsidiaries of the Company.(5)

23.01    Consent of Arthur Andersen LLP.        91

23.02    Consent of Pincock, Allen & Holt.      93

27.01    Financial Data Schedule.               95

99.01    Court stipulated Escrow Agreement re:
         Mase Westpac litigation.(3)

99.02    Settlement Agreement and Mutual
         Release dated May 23, 1994 by Republic
         Mase Bank Limited, Republic Mase Inc.
         and Alta Gold Co.(6)
---------------
(1) Incorporated by reference to Form 10-K (file no. 2-2274) for the fiscal year ended March
     31, 1988.

(2) Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1990.

(3) Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1991.

(4) Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1992.

(5) Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1993.

(6) Incorporated by reference to Form 8-K (file no. 2-2274) dated May 23, 1994.

(7) Incorporated by reference to Form 8-K (file no. 2-2274) dated June 14, 1994.

(8) Incorporated by reference to Form 8-K (file no. 2-2274) dated July 8, 1994.

(9) Incorporated by reference to Form 10-Q (file no. 2-2274) for the quarter ended June 30, 1995.

(10) Incorporated by reference to Form 10-Q (file no. 2-2274) for the quarter ended September
     30, 1995.

(11) Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1994.

(12) Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1995.

(13) Incorporated by reference to Form 8-K (file no. 2-2274) dated May 31, 1996.

(14) Incorporated by reference to Form 10-Q (file no. 2-2274) for the quarter ended June 30, 1996.

(15) Incorporated by reference to Form 8-K (file no. 2-2274) dated January 20, 1997.

(16) Incorporated by reference to Form 8-K (file no. 2-2274) dated April 10, 1997.

(17) Incorporated by reference to Form 8-K (file no. 2-2274) dated April 14, 1997.

(18) Incorporated by reference to Form 10-Q (file no. 2-2274) for the quarter ended June 30, 1997.