Form 10-Q
period 1998-03-31
ALTA GOLD CO/NV/
filed 1998-05-14
CIK 90350

FORM 10-Q

        SECURITIES AND EXCHANGE COMMISSION

               Washington, D.C.  20549


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1998

                         OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------- to --------.

              Commission File Number 2-2274

                      ALTA GOLD CO.
                      -------------
     (Exact Name of Registrant as specified in its charter)

         Nevada                 87-0259249
         ------                 ----------
(State or other              (I.R.S. Employer
jurisdiction of                Identification
incorporation or               Number)

601 Whitney Ranch Drive, Suite 10
Henderson, Nevada                        89014
---------------------------------        -----
(Address of Principal Executive Offices)(Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA
CODE:  (702) 433-8525

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

The number of shares outstanding of the
Registrant's Common Stock as of May 13, 1998 was 32,515,557.

                   ALTA GOLD CO.

                      INDEX

                                           Page

                                           Number
                                           ------
PART I      Financial Information

   Item 1   Financial Statements

            Condensed Balance Sheets as
            of March 31, 1998 and
            December 31, 1997                 3

            Condensed Statements of
            Operations for the
            Three Months Ended
            March 31, 1998 and 1997           5

            Condensed Statements of
            Cash Flows for the Three
            Months Ended
            March 31, 1998 and 1997           6

            Notes to Condensed Financial
            Statements                        8

   Item 2   Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations        12

PART II     Other Information

   Item 2   Changes in Securities            16

   Item 6   Exhibits and Reports on
            Form 8-K                         16

SIGNATURE                                    17

                   ALTA GOLD CO.
                   -------------

              CONDENSED BALANCE SHEETS

                    (Unaudited)

                       ASSETS
                       ------

                          March 31,   December 31,
                            1998           1997
                          ----------   -----------
CURRENT ASSETS:
  Cash and cash
   equivalents           $  379,000    $ 3,330,000
  Inventories             8,423,000      8,152,000
  Prepaid expenses
   and other                563,000        157,000
                          ---------    -----------

     Total current
      assets              9,365,000     11,639,000

PROPERTY AND EQUIPMENT,
 net
   Mining properties
    and claims           21,655,000     20,936,000
   Buildings and
    equipment            17,861,000     17,697,000
                        -----------    -----------
                         39,516,000     38,633,000

Less - accumulated
 depreciation          (12,176,000)   (11,705,000)
                       -----------    -----------

   Total property and
    equipment, net      27,340,000     26,928,000

DEFERRED MINE
 DEVELOPMENT COSTS,
 net                    23,835,000     22,896,000

OTHER ASSETS               892,000      1,523,000
                       -----------    -----------

     Total assets      $61,432,000     $62,986,000
                      ===========     ===========

The accompanying notes to condensed financial statements are an integral part of these statements.

                 ALTA GOLD CO.
                 -------------

        CONDENSED BALANCE SHEETS (continued)
        -----------------------------------
                   (Unaudited)

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

                        March 31,     December 31,
                          1998            1997
                       -----------    ------------
CURRENT LIABILITIES:
   Accounts payable    $   658,000    $   829,000
   Accrued liabilities     630,000        790,000
   Current portion of
    long-term debt       9,099,000      7,482,000
                       -----------    -----------

     Total current
      liabilities       10,387,000      9,101,000

LONG-TERM DEBT, net of
 current portion         6,681,000     11,910,000

DEFERRED INCOME TAXES      662,000        662,000

OTHER LONG-TERM
 LIABILITIES             1,331,000      1,514,000
                       -----------   -----------

     Total liabilities  19,061,000    23,187,000
                       -----------   -----------

STOCKHOLDERS' EQUITY:
 Common stock, $.001
  par value; authorized
  60,000,000 shares,
  issued 31,672,525 and
  30,191,639 shares,
  respectively             32,000        30,000
 Additional capital    48,819,000    46,615,000
 Accumulated deficit   (6,480,000)   (6,846,000)
                      -----------   -----------

   Total stockholders'
    equity             42,371,000    39,799,000
                      -----------   -----------

    Total liabilities
     and stockholders'
     equity           $61,432,000   $62,986,000
                      ===========   ===========

The accompanying notes to condensed financial statements are an integral part of these statements.

                  ALTA GOLD CO.
                  -------------

      CONDENSED STATEMENTS OF OPERATIONS
      ----------------------------------

                  (Unaudited)

                            Three Months Ended
                                 March 31,
                          -----------------------
                             1998         1997
                          ----------   ----------
REVENUE:
 Sales of gold and
  other metals            $3,624,000   $2,858,000

OPERATING COSTS AND
 EXPENSES:
   Direct mining,
    production,
    reclamation and
    maintenance costs      2,944,000    2,384,000
   General and
    administrative           307,000      399,000
   Exploration                49,000       26,000
                          ----------   ----------
                           3,300,000    2,809,000
                          ----------   ----------

INCOME FROM OPERATIONS       324,000       49,000
                          ----------   ----------

OTHER INCOME                  42,000       30,000
                          ----------   ----------

INCOME BEFORE PROVISION
 FOR INCOME TAXES            366,000       79,000
                          ----------   ----------

PROVISION FOR INCOME
 TAXES                             -            -
                          ----------   ----------

NET INCOME                $  366,000   $   79,000
                          ==========   ==========

NET INCOME PER SHARE:
  Basic and Diluted       $     0.01   $     0.00
                          ==========   ==========

WEIGHTED AVERAGE SHARES
 OUTSTANDING:
   Basic and Diluted      35,069,096    30,617,880
                         ==========    ==========

The accompanying notes to condensed financial statements are an integral part of these statements.

                 ALTA GOLD CO.
                 -------------

       CONDENSED STATEMENTS OF CASH FLOWS
       ----------------------------------
                  (Unaudited)

                              Three Months Ended
                                   March 31,
                         -------------------------
                             1998         1997
                         -----------  ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
   Net income            $   366,000  $    79,000
   Adjustments to
    reconcile net
    income to net cash
    provided by (used in)
    operating activities:
      Depreciation,
       depletion and
       amortization          769,000      487,000
      Decrease (increase)
       in -
         Inventories        (271,000)    (488,000)
         Prepaid expenses
          and other          225,000      (21,000)
      Increase (decrease)
       in -
         Accounts payable   (171,000)     438,000
         Accrued and other
          liabilities       (160,000)    (202,000)
                         -----------  -----------

Net cash provided by
 operating activities        758,000      293,000
                         -----------  -----------

CASH FLOWS FROM
 INVESTING ACTIVITIES:

  Additions to property,
   buildings and
   equipment               (938,000)      (67,000)
  Additions to
   deferred mine
   development costs     (1,144,000)   (1,547,000)
                         ----------   -----------

Net cash provided by
 (used in) investing
 activities              (2,082,000)   (1,614,000)
                         ----------   -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Proceeds from
   issuance of debt               -     1,400,000
  Payments on debt       (1,627,000)     (323,000)
  Proceeds from
   exercise of stock
   options                         -       20,000
                         ----------   -----------

Net cash provided by
 (used in) financing
 activities              (1,627,000)    1,097,000
                         ----------   -----------

NET DECREASE IN CASH
 AND CASH EQUIVALENTS    (2,951,000)     (224,000)

CASH AND CASH
 EQUIVALENTS, beginning
 of period                3,330,000       518,000
                         ----------   -----------

CASH AND CASH
 EQUIVALENTS, end of
 period                  $  379,000   $   294,000
                         ==========   ===========

The accompanying notes to condensed financial statements are an integral part of these statements.

                 ALTA GOLD CO.
                 -------------

 CONDENSED STATEMENTS OF CASH FLOWS (Continued)
 ----------------------------------------------

                 (Unaudited)

                                                                                Three Months Ended
                                 March 31,
                         -------------------------
                            1998          1997
                         -----------   -----------
SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW
 INFORMATION:

  Cash paid during the
   period for interest,
   net of amount
   capitalized           $        -    $        -

  Cash paid during the
   period for income
   taxes                 $        -     $        -


SUPPLEMENTAL SCHEDULE OF
 NONCASH INVESTING AND
 FINANCING ACTIVITIES:

Debt retired with
 common stock            $ 1,985,000    $       -

Interest capitalized
 on zero coupon
 debentures              $        -     $  32,000

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

     These interim, unaudited, condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     Operating results for the three months ended
March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Cash and Cash Equivalents
-------------------------

     For purposes of the balance sheets and
statements of cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents.

Reclamation Costs
-----------------

     Minimum standards for mine reclamation have been established by various governmental agencies which affect certain operations of the Company.
The Company's general policy is to accrue estimated reclamation costs during each property's productive life based on estimated reserves using the units of production method. As of March 31, 1998 and December 31, 1997, the Company had reserved approximately $663,000 and $726,000, respectively, for reclamation activities of which approximately $28,000 is expected to be expended during the last nine months of 1998.

Income Taxes
------------

     No provision for income taxes was required in either 1998 or 1997 because of the utilization of net operating loss carryforwards. As of March 31, 1998, the Company estimates that it has approximately $30,606,000 in remaining net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period from 2005 to 2012.

Earnings per Share
------------------

     The Company follows the provisions of SFAS
No. 128, Earnings Per Share, which is required for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior-period earnings per share data presented. SFAS No. 128 replaces previously reported earnings per share with "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is based on the weighted average number of shares actually outstanding during the year. Diluted earnings per share includes the potential dilution for the exercise of stock options, warrants, and debt conversions.

Note 2.  Inventories
--------------------

     Inventories consist of the following:

                          March 31,   December 31,
                             1998          1997
                        -----------   ------------
   Precious metals:
     Refined products   $  812,000    $  865,000
     In process          7,515,000     7,129,000
     Consumable
      supplies              96,000       158,000
                        ----------    ----------

                        $8,423,000    $8,152,000
                        ==========    ==========

     Inventories of in-process metals and
consumable supplies are valued at the lower of cost (using the first-in, first-out method) or market. Inventories of refined products are valued at market.

Note 3  -  Long-Term Debt
-------------------------

Long-term debt consists of the following:

                          March 31,   December 31,
                            1998         1997
                         ----------   ------------
Credit facility with
 Gerald Metals and
 BHF-Bank; interest at
 LIBOR plus 2%; due
 March 31, 1999;
 principal payments
 payable in 15 equal
 installments,
 commencing on
 January 31, 1998;
 secured by a first
 priority mortgage lien
 on the Kinsley and
 Griffon gold
 properties              $ 7,083,000  $  8,500,000

Note payable; interest
 at 12% payable
 quarterly; due
 January 2, 1999;
 secured by property       1,400,000    1,400,000

Convertible debentures;
 interest at 4% payable
 quarterly; due April
 14, 2000; unsecured       6,265,000    8,250,000

Notes payable; interest
 at various rates of
 8.2% to 16.1%; due at
 various dates between
 April 1998 and June
 2000; secured by
 equipment                  1,032,000    1,242,000
                         -----------  -----------

                          15,780,000   19,392,000
   Less - current
    portion               (9,099,000)  (7,482,000)
                         -----------  -----------

   Total long-term debt  $ 6,681,000  $11,910,000
                         ===========  ===========

The credit facility with Gerald Metals, Inc.
("Gerald Metals") and BHF-Bank Aktiengesellschaft
("BHF-Bank") contain certain covenants that impose various restrictions on the ability of the Company to, among other things, incur additional debt, change the Company's corporate structure and pay dividends on or repurchase the Company's common stock. In addition, the Company is required to sell 100% of its gold production to Gerald Metals through April 1, 1999.

The convertible debentures may be converted into the Company's common stock at a conversion price equal to the lesser of (1) 90% of the average closing bid prices of the Company's common stock for the five trading days preceding a notice of conversion or (2) $4.00. The convertible debentures contain certain covenants that impose restrictions on the ability of the Company to, among other things, pay dividends on or repurchase the Company's common stock. During the first quarter of 1998, $1,985,000 of the convertible debentures were converted into 1,480,986 shares of the Company's common stock.

     On April 16, 1998, the Company entered into an interim loan and security agreement (the
"Interim Loan") with U.S. Bancorp Leasing &
Financial. Under the terms of the Interim Loan, the Company can borrow up to $4,708,000 for the purpose of financing the construction of a crushing and conveyor system for Olinghouse. The
Interim Loan accrues interest at prime plus one percent, with interest payable monthly. Upon completion and acceptance by the Company of the crushing and conveyor system, the Company has the option of either paying off the Interim Loan or converting the Interim Loan into an equipment loan, which will carry an interest rate of approximately 8.5 percent and be repaid in 60 equal monthly installments. The Interim Loan is secured by the crushing and conveyor system. As of May 13, 1998, the Company had borrowed
$1,020,000 under the Interim Loan.

     The Company entered into a $17,000,000
revolving credit and term loan agreement (the
"Revolving Credit and Term Loan") dated as of April 30, 1998, with Standard Chartered Bank,
Gerald Metals, Inc. and Credit Agricole Indosuez.
The Revolving Credit and Term Loan carries an interest rate of LIBOR plus two percent, payable monthly, and is comprised of two components, a $6,000,000 line of credit and a $11,000,000 term loan. The line of credit expires October 31, 1999. The term loan is to be repaid in eleven equal installments beginning June 30, 1999. The
Company used $6,800,000 of the Revolving Credit and Term Loan to repay certain indebtedness to Gerald Metals and BHF-Bank. The remaining funds are to be used for (1) site development, construction and equipment for Olinghouse, (2) working capital and (3) the payment of certain expenses. The Revolving Credit and Term Loan is secured by first priority trust deeds on Olinghouse, Griffon, Kinsley and Copper Flat, and a first priority security interest in all of the Company's tangible and intangible personal property. Covenants include restrictions on the ability of the Company to, among other things, change the Company's corporate structure, pay dividends on or repurchase the Company's common stock, and create or suffer to exist any liens
(other than permitted liens) on the Company's assets or properties. In addition, the Company is required to sell 100% of its gold production to Gerald Metals through April 30, 2003. All sales to Gerald Metals are made at the market price prevailing at the time of sale. As of May 13, 1998, the Company had borrowed $12,000,000 under the Revolving Credit and Term Loan.

Note 4 - Subsequent Event
-------------------------

     On May 8, 1998, the U.S. Bureau of Land
Management issued the Record of Decision on Olinghouse. The Record of Decision is the final permit required to begin site development and gold production at Olinghouse.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS

     Section 21E of the Securities Exchange Act of
1934 provides a "safe harbor" for forward-looking statements. Certain information included herein contains statements that are forward-looking, such as statements regarding management's expectations about future production and development activities as well as other capital spending, financing sources and the effects of regulation. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to the market price of metals, production rates, production costs, the availability of financing, the ability to obtain and maintain all of the permits necessary to put and keep properties in production, development and construction activities, dependence on existing management and weather conditions. The Company cautions readers not to place undue reliance on any such forward-looking statements, and such statements speak only as of the date made.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THREE-MONTH PERIODS ENDED MARCH 31,
 1998 AND MARCH 31, 1997.

     In the first quarter of 1998, the Company had $3,624,000 in revenue from the sale of 10,800 ounces of gold at an average price of $336/oz, as compared to $2,858,000 in revenue in the first quarter of 1997 from the sale of 8,159 ounces of gold at an average price of $350/oz. In the first quarter of 1998, the Company (1) mined 408,000 tons of ore at Griffon with an average grade of
0.0338 oz/ton gold containing 13,822 ounces of gold, (2) mined 94,000 tons of ore at Kinsley with an average grade of 0.0334 oz/ton gold containing
3,135 ounces of gold, and (3) produced 10,610 ounces of gold, including 7,090 ounces of gold from Griffon at an average cash cost of $145/oz and 3,520 ounces of gold from Kinsley at an average cash cost of $275/oz. In the first quarter of 1997, the Company mined 417,000 tons of ore at Kinsley with an average grade of 0.0313 oz/ton gold containing 13,051 ounces of gold and produced 8,092 ounces of gold from Kinsley at an average cash cost of $223/oz. Mining at Griffon began in September 1997 and production of refined gold began in January 1998. Mining at Kinsley was completed in early March 1998, with gold production from heap leaching and pad rinsing expected to continue in declining amounts through 2000. The decrease in gold production at Kinsley from 8,092 ounces of gold in the first quarter of 1997 to 3,520 ounces of gold in the first quarter of 1998 is due to the diminution of the size and the metallurgical quality of the last two remaining ore bodies mined at Kinsley and to the completion of mining in early March 1998. The increase in the average cash cost at Kinsley from $223/oz in the first quarter of 1997 to $275/oz in the first quarter of 1998 is due to the diminution of the size and the metallurgical quality of the last two remaining ore bodies mined at Kinsley.

     The increase in revenue from $2,858,000 in the first quarter of 1997 to $3,624,000 in the first quarter of 1998 is due to the initiation of gold production at Griffon in the first quarter of 1998, as partially offset by the decrease in production at Kinsley and a decrease in the price of gold. The average spot price of gold decreased from $352/oz in the first quarter of 1997 to $295/oz in the first quarter of 1998. As a result of the Company's hedging program, in the first quarter of 1998, the Company was able to partially, but not fully, mitigate this decrease in the price of gold.

     Direct mining, production, reclamation and holding costs increased from $2,384,000 in the first quarter of 1997 to $2,944,000 in the first quarter of 1998 as the result of the initiation of gold production at Griffon and the higher cash cost of production at Kinsley in the first quarter of 1998, as partially offset by the completion of mining at Kinsley in early March 1998.

     General and administrative expenses decreased from $399,000 in the first quarter of 1997 to $307,000 in the first quarter of 1998 as the result of cost cutting measures taken by the Company.

     The increase in exploration expenses between comparable periods, from $26,000 in the first quarter of 1997 to $49,000 in the first quarter of 1998, was de minimis.

     The increase in other income between
comparable periods, from $30,000 in the first quarter of 1997 to $42,000 in the first quarter of 1998, was also de minimus.

     No provision for income taxes was recognized during either the first quarter of 1998 or the first quarter of 1997 because of the utilization of net operating loss carryforwards. As of March
31, 1998, the Company estimates that it has approximately $30,606,000 in remaining net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period 2005 to 2012.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of March 31, 1998, the Company had a
working capital deficit of $1,022,000, as compared to $2,538,000 in positive working capital as of December 31, 1997. The $3,560,000 decrease in working capital is primarily due to funds used (1) to continue the permitting and development of Olinghouse, (2) to acquire equipment for Olinghouse, (3) to paydown outstanding debt and
(4) to continue the permitting of Copper Flat; the decrease was partially offset by funds generated from gold production at Griffon and Kinsley. The
Company believes that production from Griffon and Kinsley will provide adequate liquidity for the Company's operational needs during the remainder of 1998. Outside financing is required to acquire additional equipment for Olinghouse and to begin site development and construction at Olinghouse and Copper Flat. See "Investing and Financing
Activities" below.

INVESTING AND FINANCING ACTIVITIES
----------------------------------

     During the first quarter of 1998, the Company expended (1) $1,144,000 for the permitting and development of Olinghouse and the permitting of Copper Flat and (2) $938,000 for the acquisition of equipment for Olinghouse. During the same period, the Company retired $1,627,000 in debt.

     On April 16, 1998, the Company entered into an interim loan and security agreement (the
"Interim Loan") with U.S. Bancorp Leasing &
Financial. Under the terms of the Interim Loan, the Company can borrow up to $4,708,000 for the purpose of financing the construction of a crushing and conveyor system for Olinghouse. The
Interim Loan accrues interest at prime plus one percent, with interest payable monthly. Upon completion and acceptance by the Company of the crushing and conveyor system, the Company has the option of either paying off the Interim Loan or converting the Interim Loan into an equipment loan, which will carry an interest rate of approximately 8.5 percent and be repayable in 60 equal monthly installments. The Interim Loan is secured by the crushing and conveyor system. As of May 13, 1998, the Company had borrowed
$1,020,000 under the Interim Loan.

     The Company entered into a $17,000,000
revolving credit and term loan agreement (the
"Revolving Credit and Term Loan") dated as of April 30, 1998, with Standard Chartered Bank,
Gerald Metals, Inc. and Credit Agricole Indosuez.
The Revolving Credit and Term Loan carries an interest rate of LIBOR plus two percent, payable monthly, and is comprised of two components, a $6,000,000 line of credit and a $11,000,000 term loan. The line of credit expires October 31, 1999. The term loan is to be repaid in eleven equal installments beginning June 30, 1999. The
Company used $6,800,000 of the Revolving Credit and Term Loan to repay certain indebtedness to Gerald Metals and BHF-Bank. The remaining funds are to be used for (1) site development, construction and equipment for Olinghouse, (2) working capital and (3) the payment of certain expenses. The Revolving Credit and Term Loan is secured by first priority trust deeds on Olinghouse, Griffon, Kinsley and Copper Flat, and a first priority security interest in all of the Company's tangible and intangible personal property. Covenants include restrictions on the ability of the Company to, among other things, change the Company's corporate structure, pay dividends on or repurchase the Company's common stock, and create or suffer to exist any liens
(other than permitted liens) on the Company's assets or properties. In addition, the Company is required to sell 100% of its gold production to Gerald Metals through April 30, 2003. All sales to Gerald Metals are made at the market price prevailing at the time of sale. As of May 13, 1998, the Company had borrowed $12,000,000 under the Revolving Credit and Term Loan.

     The Company is in the process of obtaining an additional $2,700,000 in equipment financing for Olinghouse, but has not yet finalized commitments for such financing. No assurance can be given that the Company will be able to obtain this additional financing.

OUTLOOK
-------

     On May 8, 1998, after having received all of the necessary permits, the Company began site development and construction at Olinghouse. The property is expected to begin producing gold in August 1998 at an annualized rate of 100,000 oz/year. The Company estimates that $17,100,000 in additional expenditures will be required to put
Olinghouse into production - (1) $11,100,000 for additional equipment, (2) $4,300,000 for deferred development and working capital and (3) $1,700,000 for site development and facilities. No assurance can be given that the Company will be able to produce gold at Olinghouse at the expected rate or that the actual expenditures necessary to put
Olinghouse into production will not exceed the estimated expenditures.

     In addition to the funds necessary to put
Olinghouse into production, the Company has budgeted the following expenditures for the remainder of 1998: (1) $8,190,000 for debt amortization (including $6,800,000 paid to Gerald
Metals and BHF-Bank on May 12, 1998), (2) $823,000 for permitting and holding costs, principally for Copper Flat and Lookout Mountain, (3) $395,000 for exploration and (4) $28,000 for reclamation.
These expenditures are expected to be funded from
(1) the $17,000,000 Revolving Credit and Term
Loan, (2) the $4,708,000 Interim Loan, (3)
$2,700,000 in additional equipment loans (see
"Investing and Financing Activities" above), and
(4) funds from revenues generated from Griffon, Kinsley and, later in the year, Olinghouse. The
Company believes that these funding sources will provide adequate liquidity to meet the Company's estimated expenditure requirements through the remainder of 1998. The Company anticipates that it will also have the funds necessary to repay the $1,400,000 note payable due January 2, 1999 or be able to extend the maturity date on this note.

     Under the terms of the convertible debentures due April 14, 2000 (the "Debentures"), the Company must not issue more than 5,779,695 shares of its common stock (the "Maximum Share Amount"), unless the Company has obtained stockholder approval or a waiver by the Nasdaq Stock Market. In lieu of any conversion of shares in excess of the Maximum
Share Amount, the Company must pay the holders of the remaining outstanding Debentures 111% of the remaining outstanding principal amount plus accrued and unpaid interest (the "Penalty"). As of May 8, 1998, $5,300,000 of the Debentures have been converted into 3,308,802 shares of the Company's common stock. Based on (1) the remaining shares available under the Maximum Share
Amount - 2,470,893, (2) the remaining outstanding principal - $4,700,000, and (3) a conversion price of $2.13 per share (90% of the average closing bid price of the Company's common stock for the five trading days preceding May 8, 1998, or $2.37 per share), the Company would not be subject to any Penalty upon the conversion of all of the remaining outstanding Debentures, and would only be subject to such Penalty should the five day average closing bid price of the Company's common stock drop below $2.11 per share. The total amount of any such Penalty would increase as the five day average closing bid price decreases below
$2.11 per share. Management believes that the Company will have sufficient funds to pay any such Penalty, should the occasion arise; however, no assurance can be given that the Company will have sufficient funds to pay any such Penalty.

     As of March 31, 1998, the Company had (1) purchased put options for 72,500 ounces of gold at $335/oz, of which options for 7,000 ounces mature each month from April 1998 to September 1998, options for 8,100 ounces mature each month from October 1998 to December 1998, and options for 6,200 ounces mature in January 1999, and (2) sold call options for 33,750 ounces of gold at $390/oz, of which options for 3,750 ounces mature each month from April 1998 to December 1998.

     No assurance can be given that any of the Company's mining projects will result in any significant contribution to the Company's reserves, cash flow or earnings.

     The Company's business is subject to various risk factors, some of which are discussed in the Company's report on Form 10-K for the year ended
December 31, 1997, "Items 1. and 2.  Business and
Properties - Risk Factors."

PART II OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

     On March 31, 1998, the Company issued
warrants to purchase 318,222 shares of the Company's common stock at an exercise price of $2.3625 and within a five year exercise period.
The warrants were issued to the holders of the Debentures that were outstanding as of March 31, 1998, in accordance with the underlying master agreement dated November 11, 1997. The warrants were issued pursuant to an exemption from registration as set forth in Section 4(2) and Regulation D of the Securities Act of 1933. For additional information, see the Company's annual report on Form 10-K for the fiscal year ended
December 31, 1997, Part II, "Item 5.  Market for
Registrant's Common Equity and Related Stockholder
Matters - Other."

     In connection with certain consulting and financial services provided by Gerald Metals related to the Revolving Credit and Term Loan agreement, the Company agreed to issue to Gerald
Metals an option to acquire 450,000 shares of the Company's common stock. The option exercise price will be $1.78125, which is based on the closing price of the Company's common stock as of the day the underlying loan agreement term sheet was executed, and the options will be exercisable for a five year period. Other provisions to be included in the underlying option agreement are subject to negotiation and the completion of definitive documentation. The option will be issued pursuant to an exemption from registration as set forth in Section 4(2) and Regulation D of the Securities Act of 1933.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10.45  Interim Loan and Security Agreement
            dated April 16, 1998 between U.S.
            Bancorp Leasing & Financial and Alta
            Gold Co.

     10.46  Revolving Credit and Term Loan
            Agreement among Standard Chartered
            Bank, Credit Agricole Indosuez, Gerald
            Metals, Inc. and Alta Gold Co. dated
            April 30, 1998

     27.01  Financial Data Schedule

(b) No reports were filed on Form 8-K during the three-month period ended March 31, 1998.

                   SIGNATURE


Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       ALTA GOLD CO.
                       -------------

                       (Registrant)

May 13, 1998           BY:  /s/ John A. Bielun
-------------               -------------------
(Date)                      John A. Bielun
                            Chief Financial
                            Officer and
                            Principal Accounting
                            Officer

