Form 10-Q
period 1998-06-30
ALTA GOLD CO/NV/
filed 1998-08-10
CIK 90350

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549



(Mark One)
[ X ]      QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended:            June 30, 1998
                                    ----------------------------------

                                  OR

[   ]      TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:                 to
                                    ----------------    --------------

Commission file number                    2-2274
                      ------------------------------------------------

                             ALTA GOLD CO.
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

               Nevada                               87-0259249
------------------------------------         -------------------------
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)               Identification No.)

 601 Whitney Ranch Drive, Suite 10, Henderson, Nevada        89014
----------------------------------------------------------------------
       (Address of principal executive offices)           (Zip Code)


                            (702) 433-8525
----------------------------------------------------------------------
         (Registrant's telephone number, including area code)

                            Not Applicable
----------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes   X      No
            -------     -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 The number of shares outstanding of the Registrant's Common Stock as of August 6, 1998 was 32,515,528

                             ALTA GOLD CO.

                           TABLE OF CONTENTS


                                                                   PAGE
                                                                  NUMBER

PART I.   Financial Information

     Item 1.   Financial Statements

               Consolidated Balance Sheets as of
               June 30, 1998 and December 31, 1997.................. 3

               Consolidated Statements of Operations for the
               Three Months Ended June 30, 1998 and 1997............ 5
               Six Months Ended June 30, 1998 and 1997.............. 6

               Condensed Statements of Cash Flows for the
               Six Months Ended June 30, 1998 and 1997.............. 7

               Notes to Condensed Financial Statements.............. 9

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations........13

PART II.  Other Information

     Item 1.   Legal Proceedings....................................19
     Item 2.   Changes in Securities................................19
     Item 4.   Submission of Matters to a Vote of Security Holders..19
     Item 5.   Other................................................20
     Item 6.   Exhibits and Reports on Form 8-K.....................20

SIGNATURE ..........................................................21

EXHIBIT INDEX ......................................................22

                             ALTA GOLD CO.

                       CONDENSED BALANCE SHEETS
                              (UNAUDITED)


                                ASSETS


                                                     June 30,            December 31,
                                                       1998                  1997
                                                 ---------------       ----------------
CURRENT ASSETS:
  Cash and cash equivalents                      $    1,788,000        $    3,330,000
  Inventories                                         8,764,000             8,152,000
  Prepaid expenses and other                            291,000               157,000
                                                 ---------------       ---------------
     Total current assets                            10,843,000            11,639,000

PROPERTY AND EQUIPMENT, net
  Mining properties and claims                       22,211,000            20,936,000
  Buildings and equipment                            23,624,000            17,697,000
                                                 ---------------       ---------------
                                                     45,835,000            38,633,000
Less- accumulated depreciation                      (12,546,000)          (11,705,000)
                                                 ---------------       ---------------
     Total property and equipment, net               33,289,000            26,928,000

DEFERRED MINE DEVELOPMENT COSTS, net                 24,582,000            22,896,000

DEFERRED FINANCING COSTS                              2,490,000               625,000

OTHER ASSETS                                            619,000               898,000
                                                 ---------------       ---------------
     Total Assets                                $   71,823,000        $   62,986,000
                                                 ===============       ===============


    The accompanying notes to condensed financial statements are an integral part of these statements.

                             ALTA GOLD CO.

                 CONDENSED BALANCE SHEETS (CONTINUED)
                              (UNAUDITED)


                 LIABILITIES AND STOCKHOLDERS' EQUITY


                                                         June 30,           December 31,
                                                           1998                 1997
                                                     ---------------      --------------
CURRENT LIABILITIES:
  Accounts payable                                   $     829,000        $     829,000
  Accrued liabilities                                      803,000              790,000
  Current portion of long-term debt                      3,491,000            7,482,000
                                                     --------------       --------------
     Total current assets                                5,123,000            9,101,000

LONG-TERM DEBT, net of current portion                  20,605,000           11,910,000

DEFERRED INCOME TAXES                                      662,000              662,000

OTHER LONG-TERM LIABILITIES                              1,196,000            1,514,000
                                                     --------------       --------------
     Total liabilities                                  27,586,000           23,187,000
                                                     --------------       --------------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; authorized
   60,000,000 shares, issued 32,515,528 and
   30,191,639 shares, respectively                          32,000               30,000
  Additional capital                                    50,571,000           46,615,000
  Accumulated deficit                                   (6,366,000)          (6,846,000)
                                                     --------------       --------------
     Total stockholders' equity                         44,237,000           39,799,000
                                                     --------------       --------------
     Total liabilities and stockholders' equity      $  71,823,000        $  62,986,000
                                                     ==============       ==============


    The accompanying notes to condensed financial statements are an integral part of these statements.

                             ALTA GOLD CO.

                  CONDENSED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                   Three Months Ended June 30,
                                             ---------------------------------------
                                                  1998                     1997
                                             --------------           --------------
REVENUE:
 Sales of Gold                               $   3,221,000            $   2,991,000

OPERATING EXPENSES:
 Direct mining, production, reclamation
  and maintenance costs                         2,618,000                2,472,000
 General and administrative                       401,000                  386,000
 Exploration                                       67,000                   61,000
                                             -------------            -------------
                                                3,086,000                2,919,000
                                             -------------            -------------
INCOME FROM OPERATIONS                            135,000                   72,000
                                             -------------            -------------
OTHER INCOME (EXPENSE):
 Interest income and other                         20,000                   88,000
 Loss on disposal of assets                       (41,000)                       -
                                             -------------            -------------
                                                  (21,000)                  88,000
                                             -------------            -------------
INCOME BEFORE PROVISION FOR INCOME
 TAXES AND EXTRAORDINARY TIME                     114,000                  160,000

PROVISION FOR INCOME TAXES                              -                        -

INCOME BEFORE EXTRAORDINARY ITEM                  114,000                  160,000
                                             -------------            -------------
EXTRAORDINARY ITEM:
 Gain on extinguishment of debt                         -                  784,000
                                             -------------            -------------
NET INCOME                                   $    114,000             $    944,000
                                             =============            =============
EARNINGS PER SHARE:
 INCOME BEFORE EXTRAORDINARY ITEM -
  Basic                                      $          -             $       0.01
  Diluted                                    $          -             $          -

 NET INCOME -
  Basic                                      $          -             $       0.03
  Diluted                                    $          -             $       0.03

WEIGHTED AVERAGE SHARES OUTSTANDING:
 Basic                                         32,515,538               29,204,092
 Diluted                                       35,548,666               33,214,836


    The accompanying notes to condensed financial statements are an integral part of these statements.

                             ALTA GOLD CO.

                  CONDENSED STATEMENTS OF OPERATIONS
                              (UNAUDITED)


                                                     Six Months Ended June 30,
                                             --------------------------------------
                                                   1998                     1997
                                             -------------            -------------
REVENUE:
 Sales of Gold                               $  6,845,000             $  5,849,000

OPERATING EXPENSES:
 Direct mining, production, reclamation
  and maintenance costs                         5,562,000                4,856,000
 General and administrative                       708,000                  785,000
 Exploration                                      116,000                   87,000
                                             -------------            -------------
                                                6,386,000                5,728,000
                                             -------------            -------------
INCOME FROM OPERATIONS                            459,000                  121,000
                                             -------------            -------------
OTHER INCOME (EXPENSE):
 Interest income and other                         62,000                  118,000
 Loss on disposal of assets                       (41,000)                       -
                                             -------------            -------------
                                                   21,000                  118,000
                                             -------------            -------------
INCOME BEFORE PROVISION FOR INCOME
 TAXES AND EXTRAORDINARY TIME                     480,000                  239,000

PROVISION FOR INCOME TAXES                              -                        -
                                             -------------            -------------
INCOME BEFORE EXTRAORDINARY ITEM                  480,000                  239,000

EXTRAORDINARY ITEM:
 Gain on extinguishment of debt                         -                  784,000
                                             -------------            -------------
NET INCOME                                   $    480,000             $  1,023,000
                                             =============            =============
EARNINGS PER SHARE:
 INCOME BEFORE EXTRAORDINARY ITEM -
  Basic                                      $       0.02             $       0.01
  Diluted                                    $       0.01             $       0.01

 NET INCOME -
  Basic                                      $       0.02             $       0.04
  Diluted                                    $       0.01             $       0.03

WEIGHTED AVERAGE SHARES OUTSTANDING:
 Basic                                         31,973,852               29,118,086
 Diluted                                       35,421,320               31,870,164


    The accompanying notes to condensed financial statements are an integral part of these statements.

                             ALTA GOLD CO.

                  CONDENSED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                             Six Months Ended June 30,
                                                       ----------------------------------
                                                             1998                 1997
                                                       -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                            $    480,000         $  1,023,000
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation, depletion and amortization               1,526,000            1,006,000
   Loss on disposal of assets                                41,000                    -
   Gain on extinguishment of debt                                 -             (784,000)
   Decrease (increase) in -
    Inventories                                            (612,000)          (1,210,000)
    Prepaid expenses and other                              145,000              346,000
   Increase (decrease) in -
    Accounts payable                                              -             (788,000)
    Accrued and other liabilities                            27,000             (226,000)
                                                       -------------        -------------
Net cash provided by (used in) operating activities       1,607,000             (633,000)
                                                       -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, buildings and equipment          (7,453,000)          (1,451,000)
 Additions to deferred mine development costs            (1,670,000)          (3,055,000)
                                                       -------------        -------------
Net cash used in investing activities                    (9,123,000)          (4,506,000)
                                                       -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt                          17,215,000           17,978,000
 Payments on debt                                        (8,961,000)          (5,900,000)
 Financing costs                                         (2,280,000)            (929,000)
 Proceeds from exercise of stock options                          -              185,000
                                                       -------------        -------------
Net cash provided by financing activities                 5,974,000           11,334,000
                                                       -------------        -------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                        (1,542,000)           6,195,000

CASH AND CASH EQUIVALENTS, beginning of period            3,330,000              518,000
                                                       -------------        -------------
CASH AND CASH EQUIVALENTS, end of period               $  1,788,000         $  6,713,000
                                                       =============        =============



    The accompanying notes to condensed financial statements are an integral part of these statements.


                             ALTA GOLD CO.

            CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                              (UNAUDITED)


                                                             Six Months Ended June 30,
                                                       ----------------------------------
                                                            1998                 1997
                                                       -------------        -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

 Cash paid during the period for interest,
  net of amount capitalized                            $          -         $          -

 Cash paid during the period for income taxes          $          -         $          -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:

 Debt retired with common stock                        $  3,550,000         $          -

 Interest capitalized on zero coupon debentures        $          -         $     32,000


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

     These interim, unaudited, condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

CASH AND CASH EQUIVALENTS

     For purposes of the balance sheets and statements of cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents.

RECLAMATION COSTS

     Minimum standards for mine reclamation have been established by various governmental agencies which affect certain operations of the Company. The Company's general policy is to accrue estimated reclamation costs during each property's productive life based on estimated reserves using the units of production method. As of June 30, 1998, and December 31, 1997, the Company had reserved approximately $701,000 and $726,000, respectively, for reclamation activities of which approximately $28,000 is expected to be expended during the last six months of 1998.

INCOME TAXES

     No provision for income taxes was required in either 1998 or 1997 because of the utilization of net operating loss carryforwards. As of June 30, 1998, the Company estimates that it has approximately $30,502,000 in remaining net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period from 2005 to 2012.

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

NOTE 2.  INVENTORIES

     Inventories consist of the following:


                                      June 30,        December 31,
                                        1998              1997
                                   -------------     -------------
     Precious metals:
     Refined products              $   948,000        $   865,000
     In process                      7,731,000          7,129,000
     Consumable supplies                85,000            158,000
                                   ------------       ------------
                                   $ 8,764,000        $ 8,152,000
                                   ============       ============


     Inventories of in-process metals and consumable supplies are valued at the lower of cost (using the first-in, first-out method) or market. Inventories of refined products are valued at market.

NOTE 3.  LONG-TERM DEBT

Long-term debt is summarized as follows:


                                                June 30,     December 31,
                                                  1998           1997
                                             -------------   ------------
Term  loan with Standard Chartered  Bank,
Credit   Agricole  Indosuez  and   Gerald
Metals;  interest at LIBOR plus  2%;  due
December  31,  2001;  principal  payments
payable    in    11    equal    quarterly
installments, commencing June  30,  1999;
secured by a first priority mortgage lien
on  Olinghouse, Griffon, Copper Flat  and
Kinsley                                      $ 11,000,000    $         -

Revolving   credit  loan  with   Standard
Chartered Bank, Credit Agricole  Indosuez
and Gerald Metals; interest at LIBOR plus
2%;  due October 31, 1999; secured  by  a
first    priority   mortgage   lien    on
Olinghouse,  Griffon,  Copper  Flat   and
Kinsley                                         1,000,000              -

Credit  facility with Gerald  Metals  and
BHF-Bank; interest at LIBOR plus 2%;  due
March   31,   1999;  principal   payments
payable in 15 equal monthly installments,
commencing  on January 31, 1998;  secured
by  a  first  priority mortgage  lien  on
Kinsley and Griffon; paid in May 1998
                                                        -       8,500,000

Interim loan with U.S. Bancorp Leasing  &
Financial; interest at prime plus 1%;  to
be  repaid  or converted into a  60-month
equipment  loan  by September  30,  1998;
secured by equipment                            2,570,000               -

Note  payable;  interest at  12%  payable
quarterly; due  January 2, 1999;  secured
by property                                     1,400,000       1,400,000

Convertible  debentures; interest  at  4%
payable  quarterly; due April  14,  2000;
unsecured                                       4,700,000       8,250,000

Notes  payable; interest at various rates
of  8.2%  to 11.8%; due at various  dates
between April 1999 and June 2002; secured
by equipment                                    3,426,000       1,242,000
                                             -------------   -------------

                                               24,096,000      19,392,000

Less - current portion                         (3,491,000)     (7,482,000)
                                             -------------   -------------
Total long-term debt                         $ 20,605,000    $ 11,910,000
                                             =============   =============


     The convertible debentures may be converted into the Company's common stock at a conversion price equal to the lesser of (1) 90% of the average closing bid prices of the Company's common stock for the five trading days preceding a notice of conversion or (2) $4.00. The convertible debentures contain certain covenants that impose restrictions on the ability of the Company to, among other things, pay dividends on or repurchase the Company's common stock. During the first six months of 1998, $3,550,000 of the convertible debentures were converted into 2,320,018 shares of the Company's common stock.

     On April 16, 1998, the Company entered into an interim loan and security agreement (the "Interim Loan") with U.S. Bancorp Leasing & Financial. Under the terms of the Interim Loan, the Company can borrow up to $4,708,000 for the purpose of financing the construction of a crushing and conveyor system for Olinghouse. The Interim Loan accrues interest at prime plus one percent, with interest payable monthly. Upon completion and acceptance by the Company of the crushing and conveyor system, the Company has the option of either paying off the Interim Loan or converting the Interim Loan into an equipment loan, which will carry an interest rate of approximately 8.5 percent and be repaid in 60 equal monthly installments. The Interim Loan is secured by the crushing and conveyor system. As of August 6, 1998, the Company had borrowed $3,320,000 under the Interim Loan.

     The Company entered into a $17,000,000 revolving credit and term loan agreement (the "Revolving Credit and Term Loan") dated as of April 30, 1998, with Standard Chartered Bank, Gerald Metals, Inc. and Credit Agricole Indosuez. The Revolving Credit and Term Loan carries an interest rate of LIBOR plus two percent, payable monthly, and is comprised of two components, a $6,000,000 line of credit and a $11,000,000 term loan. The revolving line of credit expires October 31, 1999. The term loan is to be repaid in eleven equal installments beginning June 30, 1999. The Company used $6,800,000 of the Revolving Credit and Term Loan to repay certain indebtedness to Gerald Metals and BHF-Bank. The remaining funds are to be used for (1) site development, construction and equipment for Olinghouse, (2) working capital and (3) the payment of certain expenses. The Revolving Credit and Term Loan is secured by first priority trust deeds on Olinghouse, Griffon, Kinsley and Copper Flat, and a first priority security interest in all of the Company's tangible and intangible personal property. Covenants include restrictions on the ability of the Company to, among other things, change the Company's corporate structure, pay dividends on or repurchase the Company's common stock, and create or suffer to exist any liens (other than permitted liens) on the Company's assets or properties. In addition, the Company is required to sell 100% of its gold production to Gerald Metals through April 30, 2003. All sales to Gerald Metals are made at the market price prevailing at the time of sale. As of August 6, 1998, the Company had borrowed $12,000,000 under the Revolving Credit and Term Loan.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED JUNE 30, 1998 AND JUNE 30, 1997.

     In  the  second  quarter of 1998, the Company had  $3,221,000  in revenue from the sale of 9,600 ounces of gold at an average price of $336/oz, as compared to $2,991,000 in revenue from the sale of 8,731 ounce of gold at an average price of $343/oz in the second quarter of 1997. In the second quarter of 1998, the Company mined 402,000 tons of ore at Griffon with an average grade of 0.0336 oz/ton gold containing 13,483 ounces of gold and produced 10,007 ounces of gold, including 7,590 ounces of gold from Griffon at an average cash cost of $142/oz and 2,417 ounces of gold from Kinsley at an average cash cost of $307/oz. In the second quarter of 1997, the Company mined 453,245 tons of ore at Kinsley with an average grade of 0.0337 oz/ton gold containing 15,283 ounces of gold and produced 8,751 ounces of gold from Kinsley at an average cash cost of $207/oz. Mining at Griffon began in September 1997 and production of refined gold began in January 1998. Mining at Kinsley was completed in early March 1998, with gold production from heap leaching and pad rinsing expected to continue in declining amounts through 2000. The decrease in gold production at Kinsley from 8,751 ounces of gold in the second quarter of 1997 to 2,417 ounces of gold in the second quarter of 1998 is due to the completion of mining at Kinsley in March 1998 and to the diminution of the size and the metallurgical quality of the last two remaining ore bodies mined at Kinsley. The increase in the average cash cost at Kinsley from $207/oz in the second quarter of 1997 to $307/oz in the second quarter of 1998 is due to the diminution of the size and the metallurgical quality of the last two remaining ore bodies mined at Kinsley.

     The increase in revenue from $2,991,000 in the second quarter of 1997 to $3,221,000 in the second quarter of 1998 is due to the initiation of gold production at Griffon in January 1998, as partially offset by the decrease in production at Kinsley and a decrease in the price of gold. The average spot price of gold decreased from $343/oz in the second quarter of 1997 to $300/oz in the second quarter of 1998. As a result of the Company's hedging program, in the second quarter of 1998, the Company was able to partially, but not fully, mitigate this decrease in the price of gold. Under the Company's hedging program, the Company realized a minimum price of $335/oz for gold sold in the second quarter of 1998.

     Direct mining, production, reclamation and holding costs increased from $2,472,000 in the second quarter of 1997 to $2,618,000 in the second quarter of 1998 as the result of the initiation of gold production at Griffon in January 1998 and the higher cash cost of production at Kinsley in the second quarter of 1998, as partially offset by the completion of mining at Kinsley in March 1998.

     The increase in general and administrative expenses from $386,000 in the second quarter of 1997 to $401,000 in the second quarter of 1998 was de minimus.

     The increase in exploration expense from $61,000 in the second quarter of 1997 to $67,000 in the second quarter of 1998 was also de minimis.

     Interest income and other decreased from $88,000 in the second quarter of 1997 to $20,000 in the second quarter of 1998 as the result of less funds being available for investment in the second quarter of 1998.

     In the second quarter of 1998, the Company realized a loss of $41,000 from the disposal of unsalvageable equipment; there were no such disposals in the second quarter of 1997.

     In the second quarter of 1997, the Company recorded $784,000 from an extraordinary gain from the retirement of debt. The gain resulted from the retirement of a $4,000,000 zero coupon debenture due in 2008. The Company paid $750,000 in cash to retire the debenture which had a net carrying value of $1,534,000 at the time of retirement.

     No provision for income taxes was recognized in either the second quarter of 1998 or the second quarter of 1997 because of the utilization of net operating loss carryforwards. As of June 30, 1998, the Company estimates that it has approximately $30,502,000 in remaining net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period 2005 to 2012.

COMPARISON OF SIX MONTH PERIODS ENDED JUNE 30, 1998 AND JUNE 30, 1997.

     In the first half of 1998, the Company had $6,845,000 in revenue from the sale of 20,400 ounces of gold at an average price of $336/oz, as compared to $5,849,000 in revenue from the sale of 16,890 ounces of gold at an average price of $346/oz in the first half of 1997. In the first half of 1998, the Company (1) mined 810,000 tons of ore at Griffon with an average grade of 0.0337 oz/ton gold containing 27,305 ounces of gold, (2) mined 94,000 tons of ore at Kinsley with an average grade of 0.0334 oz/ton gold containing 3,135 ounces of gold, and (3) produced 20,617 ounces of gold, including 14,680 ounces of gold from Griffon at an average cash cost of $144/oz and 5,937 ounces of gold from Kinsley at an average cash cost of $288/oz. In the first half of 1997, the Company mined 870,311 tons of ore at Kinsley with an average grade of 0.0326 oz/ton gold containing 28,334 ounces of gold and produced 16,843 ounces of gold from Kinsley at an average cash cost of $214/oz. Mining at Griffon began in September 1997 and production of refined gold began in January 1998. Mining at Kinsley was completed in early March 1998, with gold production from heap leaching and pad rinsing expected to continue in declining amounts through 2000. The decrease in gold production at Kinsley from 16,843 ounces of gold in the first half of 1997 to 5,937 ounces of gold in the first half of 1998 is due to the completion of mining at Kinsley in March 1998 and to the diminution of the size and the metallurgical quality of the last two remaining ore bodies mined at Kinsley. The increase in the average cash cost at Kinsley from $214/oz in the first half of 1997 to $288/oz in the first half of 1998 is due to the diminution of the size and the metallurgical quality of the last two ore bodies mined at Kinsley.

     The increase in revenue from $5,849,000 in the first half of 1997 to $6,845,000 in the first half of 1998 is due to the initiation of gold production at Griffon in January 1998, as partially offset by the decrease in production at Kinsley and a decrease in the price of gold. The average spot price of gold decreased from $348/oz in the first half of 1997 to $297/oz in the first half of 1998. As a result of the Company's hedging program, in the first half of 1998, the Company was able to partially, but not fully, mitigate this decrease in the price of gold. Under the Company's hedging program, the Company realized a minimum price of $335/oz for gold sold in the first half of 1998.

     Direct mining, production, reclamation and holding costs increased from $4,856,000 in the first half of 1997 to $5,562,000 in the first half of 1998 as the result of the initiation of gold production at Griffon in January 1998 and the higher cash cost of production at Kinsley in the first half of 1998, as partially offset by the completion of mining at Kinsley in March 1998.

     General and administrative expenses decreased from $785,000 in the first half of 1997 to $708,000 in the first half of 1998 as the result of cost cutting measures taken by the Company.

     The increase in exploration expense from $87,000 in the first half of 1997 to $116,000 in the first half of 1998 was de minimis.

     Interest income and other decreased from $118,000 in the first half of 1997 to $62,000 in the first half of 1998 as the result of less funds being available for investment in the first half of 1998.

     In the first half of 1998, the Company realized a loss of $41,000 from the disposal of unsalvageable equipment; there were no such disposals in the first half of 1997.

     In the first half of 1997, the Company recorded $784,000 from an extraordinary gain from the retirement of debt. The gain resulted from the retirement of a $4,000,000 zero coupon debenture due in 2008. The Company paid $750,000 in cash to retire the debenture which had a net carrying value of $1,534,000 at the time of retirement.

     No provision for income taxes was recognized in either the first half of 1998 or the first half of 1997 because of the utilization of net operating loss carryforwards. As of June 30, 1998, the Company estimates that it has approximately $30,502,000 in remaining net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period 2005 to 2012.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company had $5,720,000 in working capital, as compared to $2,538,000 in working capital as of December 31, 1997. The $3,182,000 increase in working capital is primarily due to funds raised from debt financing and funds generated from gold production at Griffon and Kinsley; the increase was partially offset by funds used to (1) permit, develop, construct and equip Olinghouse,
(2) paydown outstanding debt and (3) continue the permitting of Copper
Flat.

The Company believes that production from Griffon, Kinsley and Olinghouse, which is scheduled to begin producing gold in the last week of August 1998, and further borrowings under the Interim Loan (defined below) and the Revolving Credit and Term Loan (defined below) will provide adequate liquidity for the Company's operational needs during the next twelve months. Additional financing will be required to begin site development and construction at Copper Flat.

INVESTING AND FINANCING ACTIVITIES

     During the first half of 1998, the Company expended (1) $7,453,000, primarily for site development, construction and equipment at Olinghouse, and (2) $1,670,000 for the permitting and development of Olinghouse and the permitting of Copper Flat. During the same period, the Company (1) obtained $17,215,000 in debt financing, (2) expended $2,280,000 for debt financing costs and costs associated with a gold hedging program covering gold production from January 1999 through September 2001, and (3) retired $8,961,000 of debt.

     On April 16, 1998, the Company entered into an interim loan and security agreement (the "Interim Loan") with U.S. Bancorp Leasing & Financial. Under the terms of the Interim Loan, the Company can borrow up to $4,708,000 for the purpose of financing the construction of a crushing and conveyor system for Olinghouse. The Interim Loan accrues interest at prime plus one percent, with interest payable monthly. Upon completion and acceptance by the Company of the crushing and conveyor system, the Company has the option of either paying off the Interim Loan or converting the Interim Loan into an equipment loan, which will carry an interest rate of approximately 8.5 percent and be repayable in 60 equal monthly installments. The Interim Loan is secured by the crushing and conveyor system. As of August 6, 1998, the Company had borrowed $3,320,000 under the Interim Loan.

     The Company entered into a $17,000,000 revolving credit and term loan agreement (the "Revolving Credit and Term Loan") dated as of April 30, 1998, with Standard Chartered Bank, Gerald Metals, Inc. and Credit Agricole Indosuez. The Revolving Credit and Term Loan carries an interest rate of LIBOR plus two percent, payable monthly, and is comprised of two components, a $6,000,000 line of credit and a $11,000,000 term loan. The line of credit expires October 31, 1999. The term loan is to be repaid in eleven equal installments beginning June 30, 1999. The Company used $6,800,000 of the Revolving Credit and Term Loan to repay certain indebtedness to Gerald Metals and BHF-Bank. The remaining funds are to be used for (1) site development, construction and equipment for Olinghouse, (2) working capital and (3) the payment of certain expenses. The Revolving Credit and Term Loan is secured by first priority trust deeds on Olinghouse, Griffon, Kinsley and Copper Flat, and a first priority security interest in all of the Company's tangible and intangible personal property. Covenants include restrictions on the ability of the Company to, among other things, change the Company's corporate structure, pay dividends on or repurchase the Company's common stock, and create or suffer to exist any liens (other than permitted liens) on the Company's assets or properties. In addition, the Company is required to sell 100% of its gold production to Gerald Metals through April 30, 2003. All sales to Gerald Metals are made at the market price prevailing at the time of sale. As of August 6, 1998, the Company had borrowed $12,000,000 under the Revolving Credit and Term Loan.

     In June 1998, the Company obtained $2,645,000 in additional equipment financing, thereby completing the financing required to put Olinghouse into production.

OUTLOOK

     On May 8, 1998, the Company received the final permit necessary to begin site development and gold production at Olinghouse. The property is expected to begin producing gold in the last week of
August 1998 at an anticipated annualized rate of 100,000 oz/year, assuming normal operating conditions. The Company estimates that $8,001,000 in additional expenditures will be required to put Olinghouse into production - (1) $2,138,000 for additional equipment,
(2) $2,612,000 for working capital and (3) $3,251,000 for site development and facilities. No assurance can be given that the Company will be able to produce gold at Olinghouse at the expected rate or that the actual expenditures necessary to put Olinghouse into production will not exceed the estimated expenditures.

     In addition to the funds necessary to put Olinghouse into production, the Company has budgeted the following expenditures for the remainder of 1998: (1) $1,802,000 for debt amortization, (2) $511,000 for permitting and holding costs, principally for Copper Flat and Lookout Mountain, (3) $294,000 for exploration and (4) $28,000 for reclamation. These expenditures are expected to be funded from (1) $5,000,000 of the undrawn balance available under the Revolving Credit and Term Loan, (2) $2,138,000 of the undrawn balance available under the Interim Loan (see "Investing and Financing Activities" above), and
(3) funds from revenues generated from Griffon, Kinsley and, later in the year, Olinghouse. The Company believes that these funding sources will provide adequate liquidity to meet the Company's estimated expenditure requirements during the next twelve months.

     Under the terms of the convertible debentures due April 14, 2000 (the "Debentures"), the Company must not issue more than 5,779,695 shares of its common stock (the "Maximum Share Amount"), unless the Company has obtained stockholder approval or a waiver by the Nasdaq Stock Market. In lieu of any conversion of shares in excess of the
Maximum Share Amount, the Company must pay the holders of the remaining outstanding Debentures 111% of the remaining outstanding principal amount plus accrued and unpaid interest (the "Penalty"). As of August 6, 1998, $5,300,000 of the Debentures have been converted into 3,308,802 shares of the Company's common stock. Based on a conversion price of $1.34 (90% of the average closing bid price of the Company's common stock for the five trading days preceding August 6, 1998 or $1.49), the Company would be obligated to pay the holders of the Debentures a total of $1,530,000 if the holders were to convert all of the outstanding Debentures ($4,700,000 in the aggregate principal amount as of August 6, 1998). The amount payable to holders of the Debentures, if any, will increase or decrease depending on the average closing bid price of the Company's common stock. If the average closing bid price of the Company's common stock were $2.11 or above, a conversion of all the outstanding Debentures would not exceed the Maximum Share Amount and no payment to holders in lieu of a conversion of shares would be required. If a conversion of all or any of the Debentures within the next 12 months should result in the issuance of shares in excess of the Maximum Share Amount, management believes that the Company will have sufficient funds to pay the holders in lieu of a conversion of such shares or it will request stockholder approval for the issuance of such shares.

     As of June 30, 1998, the Company had sold call options for 22,500 ounces of gold with an exercise price of $390/oz, expiring in various amounts during the period July 1998 through December 1998 and purchased (1) put options for 62,400 ounces of gold with an exercise price of $335/oz, expiring in various amounts during the period July 1998 through January 1999 and (2) put options for 346,800 ounces of gold with an exercise price of $280/oz, expiring in various amounts during the period January 1999 through September 2001.

     No assurance can be given that any of the Company's mining projects will result in any significant contribution to the Company's reserves, cash flow or earnings.

     The Company's business is subject to various risk factors, some of which are discussed in the Company's report on Form 10-K for the year ended December 31, 1997, "Items 1. and 2. Business and Properties - Risk Factors."

RECENTLY ISSUED ACCOUNTING STATEMENT

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (the "Statement"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess effectiveness of transactions that receive hedge accounting.

     The Company does not believe that the Statement will have any impact on the Company's financial statements.

                       PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On May 11, 1998, the U.S. Bureau of Land Management ("BLM") issued its Record of Decision (the "BLM Decision") approving the Company's mining permit for Olinghouse. The BLM Decision is currently being appealed to the Interior Board of Land Appeals, U.S. Department of the Interior, by the Pyramid Lake Paiute Tribe, Great Basin Mine Watch, Sierra Club California/Nevada RCC Mining Committee and the Building and Construction Trades Council of Northern Nevada (collectively, the "Appellants"). The Appellants are attempting to vacate the BLM Decision and require additional studies prior to the issuance of a new decision. The Company and the BLM are currently preparing responses to the appeal. The appeal has had no affect on construction at Olinghouse and gold production is still scheduled to begin in the last week of August 1998. The Company believes that the appeal does not have merit and will not be sustained.


ITEM 2.  CHANGES IN SECURITIES

     As described in Part I, "Item 1. Financial Statements - Notes to Condensed Financial Statements," Note 3, the Company is subject to prohibitions against the payment of dividends and the repurchase of common stock pursuant to the terms of Revolving Credit and Term Loan.

     As partial compensation for assisting the Company in obtaining the Revolving Credit and Term Loan, the Company issued to Gerald Metals, Inc. options to acquire 450,000 shares of the Company's common stock. The options have an exercise price of $1.78125 per share (based on the closing price of the Company's common stock on the date which the term sheet underlying the Revolving Credit and Term Loan was executed) and are exercisable through May 15, 2003. Under the terms of the underlying stock option agreement, the Company is required to register the underlying shares under the Securities Act of 1933.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The 1998 Annual Meeting of Stockholders ("Annual Meeting") of the Company was held on June 12, 1998.

     (b) The Annual Meeting involved the election of three directors of the Company, two for a three year term and one for a one year term. At the Annual Meeting, Messrs. Robert N. Pratt and Ralph N. Gilges were elected as directors for a three year term and Dr. Thomas A. Henrie was elected as a director for a one year term. Three other directors, each of whom having terms of office extending through and beyond the Annual Meeting, continued as directors after the Annual Meeting - Messrs. John A. Keily, Jack W. Kendrick and Thomas
          D. Mueller.

          A tabulation of the votes cast is as follows:


                              For        Against       Abstain
                           ----------   ---------    ----------
    Robert N. Pratt        25,424,727          -       210,017
    Ralph N. Gilges        25,425,427          -       209,317
    Thomas A. Henrie       25,409,792          -       224,952


ITEM 5. OTHER

     Pursuant to Securities and Exchange Commission Rule 14a-4, unless a stockholder proposal for the Company's 1999 Annual Meeting of Stockholders is submitted to the Company prior to March 14, 1999, management may use its discretionary voting authority to vote management proxies on the stockholder proposal without any discussion of the matter in the proxy statement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.01     Financial Data Schedule

          27.02     Restated Financial Data Schedule

     (b) No reports were filed on Form 8-K during the three-month period ended June 30, 1998.

                               SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ALTA GOLD CO.
                                        (Registrant)



Date:  August 6, 1998        By: /s/ John A. Bielun
                                ------------------------------
                             John A. Bielun
                             Chief Financial Officer and Chief
                             Accounting Officer

                             EXHIBIT INDEX



 EXHIBIT  DESCRIPTION                                     PAGE
 NUMBER                                                  NUMBER



  27.01   Financial Data Schedule                          23
  27.02   Restated Financial Data Schedule                 25