Form 10-Q
period 1998-09-30
ALTA GOLD CO/NV/
filed 1998-11-04
CIK 90350

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:     September 30, 1998
                                    -----------------------------

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                   --------------  --------------

Commission File Number:                2-2274
                       ------------------------------------------

                          ALTA GOLD CO.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

           Nevada                               87-0259249
-------------------------------         -------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)

601 Whitney Ranch Drive, Suite 10, Henderson, Nevada       89014
-----------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)


                         (702) 433-8525
-----------------------------------------------------------------
      (Registrant's telephone number, including area code)

                         Not Applicable
-----------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of the registrant's common stock as of November 2, 1998 was 33,441,308

                          ALTA GOLD CO.

                        TABLE OF CONTENTS


                                                                 PAGE
                                                                NUMBER

PART I.  Financial Information

     Item 1.  Financial Statements

              Condensed Balance Sheets as of
              September 30, 1998 and December 31, 1997             3

              Condensed Statements of Operations for the
              Three Months Ended September 30, 1998 and 1997       5
              Nine Months Ended September 30, 1998 and 1997        6

              Condensed Statements of Cash Flows for the
              Nine Months Ended September 30, 1998 and 1997        7

              Notes to Condensed Financial Statements              9

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations       13

PART II. Other Information

     Item 2.  Changes in Securities                               19
     Item 6.  Exhibits and Reports on Form 8-K                    19

SIGNATURE                                                         20

EXHIBIT INDEX                                                     21

                          ALTA GOLD CO.

                    CONDENSED BALANCE SHEETS
                           (UNAUDITED)


                             ASSETS

                                              September 30,           December 31,
                                                   1998                   1997
                                              -------------          -------------
CURRENT ASSETS:
  Cash and cash equivalents                   $    373,000           $  3,330,000
  Inventories                                   10,006,000              8,152,000
  Prepaid expenses and other                       466,000                157,000
                                              -------------          -------------

      Total current assets                      10,845,000             11,639,000

PROPERTY AND EQUIPMENT, net
  Mining properties and claims                  22,374,000             20,936,000
  Buildings and equipment                       28,736,000             17,697,000
                                              -------------          -------------

                                                51,110,000             38,633,000
Less-accumulated depreciation                  (13,344,000)           (11,705,000)
                                              -------------          -------------

      Total property and equipment, net         37,766,000             26,928,000

DEFERRED MINE DEVELOPMENT COSTS, net            25,882,000             22,896,000

DEFERRED FINANCING COSTS                         3,083,000                625,000

OTHER ASSETS                                       624,000                898,000
                                              -------------          -------------

      Total Assets                            $ 78,200,000           $ 62,986,000
                                              =============          =============


 The accompanying notes to condensed financial statements are an integral part of these statements.

                          ALTA GOLD CO.

              CONDENSED BALANCE SHEETS (CONTINUED)
                           (UNAUDITED)


              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            September 30,           December 31,
                                                                 1998                   1997
                                                            -------------          -------------
CURRENT LIABILITIES:
  Accounts payable                                          $  1,309,000           $    829,000
  Accrued liabilities                                            928,000                790,000
  Current portion of long-term debt                            5,128,000              7,482,000
                                                            -------------          -------------

      Total current liabilities                                7,365,000              9,101,000

LONG-TERM DEBT, net of current portion                        21,624,000             11,910,000

DEFERRED INCOME TAXES                                            662,000                662,000

OTHER LONG-TERM LIABILITIES                                    1,128,000              1,514,000
                                                            -------------          -------------

      Total liabilities                                       30,779,000             23,187,000
                                                            -------------          -------------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; authorized
    60,000,000 shares, issued 33,441,308 and
    30,191,639 shares, respectively                               33,000                 30,000
  Additional capital                                          53,058,000             46,615,000
  Accumulated deficit                                         (5,670,000)            (6,846,000)
                                                            -------------          -------------

      Total stockholders' equity                              47,421,000             39,799,000
                                                            -------------          -------------

      Total liabilities and stockholders' equity            $ 78,200,000           $ 62,986,000
                                                            =============          =============

 The accompanying notes to condensed financial statements are an integral part of these statements.

                          ALTA GOLD CO.

               CONDENSED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                                   Three Months Ended September 30,
                                                   ---------------------------------
                                                        1998                1997
                                                   -------------       -------------
REVENUE:
  Sales of gold                                    $  5,237,000        $  2,649,000
                                                   -------------       -------------

OPERATING COSTS AND EXPENSES:
  Direct mining, production, reclamation and
    maintenance costs                                 3,987,000           1,636,000
  General and administrative                            327,000             323,000
  Exploration                                           118,000              93,000
                                                   -------------       -------------
                                                      4,432,000           2,052,000
                                                   -------------       -------------

INCOME FROM OPERATIONS                                  805,000             597,000
                                                   -------------       -------------

OTHER INCOME (EXPENSE):
  Interest income and other                              18,000              67,000
  Loss on disposal of assets                           (127,000)                  -
                                                   -------------       -------------
                                                       (109,000)             67,000
                                                   -------------       -------------

INCOME BEFORE PROVISION FOR INCOME
  TAXES                                                 696,000             664,000

PROVISION FOR INCOME TAXES                                    -                   -
                                                   -------------       -------------

NET INCOME                                         $    696,000        $    664,000
                                                   =============       =============

NET INCOME PER SHARE:
  Basic                                            $       0.02        $       0.02
  Diluted                                          $       0.02        $       0.02

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                              32,824,085          29,566,395
  Diluted                                            35,466,474          34,409,424


 The accompanying notes to condensed financial statements are an integral part of these statements.

                          ALTA GOLD CO.

               CONDENSED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                                              Nine Months Ended September 30,
                                                          ------------------------------------
                                                               1998                   1997
                                                          ---------------       --------------
REVENUE:
  Sales of gold                                           $   12,082,000        $   8,498,000
                                                          ---------------       --------------

OPERATING COSTS AND EXPENSES:
  Direct mining, production, reclamation and
    maintenance costs                                          9,549,000            6,492,000
  General and administrative                                   1,035,000            1,108,000
  Exploration                                                    234,000              180,000
                                                          ---------------       --------------
                                                              10,818,000            7,780,000
                                                          ---------------       --------------

INCOME FROM OPERATIONS                                         1,264,000              718,000
                                                          ---------------       --------------

OTHER INCOME (EXPENSE):
  Interest income and other                                       80,000              185,000
  Loss on disposal of assets                                    (168,000)                   -
                                                          ---------------       --------------
                                                                 (88,000)             185,000
                                                          ---------------       --------------

INCOME BEFORE PROVISION FOR INCOME
  TAXES AND EXTRAORDINARY ITEM                                 1,176,000              903,000

PROVISION FOR INCOME TAXES                                             -                    -
                                                          ---------------       --------------

INCOME BEFORE EXTRAORDINARY ITEM                               1,176,000              903,000

EXTRAORDINARY ITEM:
  Gain on extinguishment of debt                                       -              784,000
                                                          ---------------       --------------

NET INCOME                                                $    1,176,000        $   1,687,000
                                                          ===============       ==============

EARNINGS PER SHARE:
  INCOME BEFORE EXTRAORDINARY ITEM -
   Basic                                                  $         0.04        $        0.03
   Diluted                                                $         0.03        $        0.03

 NET INCOME -
   Basic                                                  $         0.04        $        0.06
   Diluted                                                $         0.03        $        0.05

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                       32,257,285           29,267,516
  Diluted                                                     35,738,870           33,164,099


 The accompanying notes to condensed financial statements are an integral part of these statements.

                          ALTA GOLD CO.

               CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                                Nine Months Ended September 30,
                                                            --------------------------------------
                                                                 1998                     1997
                                                            --------------          --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $   1,176,000           $   1,687,000
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation, depletion and amortization                    2,734,000               1,624,000
    Loss on disposal of assets                                    168,000                       -
    Gain on extinguishment of debt                                      -                (784,000)
    Decrease (increase) in -
     Inventories                                               (1,854,000)             (2,994,000)
     Prepaid expenses and other                                  (321,000)                375,000
    Increase (decrease) in -
     Accounts payable                                             480,000                (776,000)
     Accrued and other liabilities                                160,000                (171,000)
                                                            --------------          --------------

Net cash provided by (used in) operating activities             2,543,000              (1,039,000)
                                                            --------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, buildings and equipment               (12,907,000)             (3,388,000)
 Additions to deferred mine development costs                  (2,568,000)             (4,853,000)
 Proceeds from disposal of assets                                  45,000                       -
                                                            --------------          --------------

Net cash used in investing activities                         (15,430,000)             (8,241,000)
                                                            --------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt                                21,465,000              18,274,000
 Payments on debt                                              (9,255,000)             (6,083,000)
 Financing costs                                               (2,280,000)               (929,000)
 Proceeds from exercise of stock options                                -                 185,000
                                                            --------------          --------------

Net cash provided by financing activities                       9,930,000              11,447,000
                                                            --------------          --------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                              (2,957,000)              2,167,000

CASH AND CASH EQUIVALENTS, beginning of period                  3,330,000                 518,000
                                                            --------------          --------------

CASH AND CASH EQUIVALENTS, end of period                    $     373,000           $   2,685,000
                                                            ==============          ==============


 The accompanying notes to condensed financial statements are an integral part of these statements.

                          ALTA GOLD CO.

         CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                           (UNAUDITED)
                                                                                Nine Months Ended September 30,
                                                                              -----------------------------------
                                                                                   1998                 1997
                                                                              --------------      ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

 Cash paid during the period for interest, net of amount capitalized          $           -       $           -

 Cash paid during the period for income taxes                                 $           -       $           -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:

 Debt retired with common stock                                               $   4,850,000       $   1,550,000

 Interest capitalized on zero coupon debentures                               $           -       $      42,000

 Imputed interest on convetible debentures                                    $           -       $   1,111,000



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

     These interim, unaudited, condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

CASH AND CASH EQUIVALENTS

     For purposes of the balance sheets and statements of cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents.

RECLAMATION COSTS

     Minimum standards for mine reclamation have been established by various governmental agencies which affect certain operations of the Company. The Company's general policy is to accrue estimated reclamation costs during each property's productive life based on estimated reserves using the units of production method. As of September 30, 1998, and December 31, 1997, the Company had reserved approximately $777,000 and $726,000, respectively, for reclamation activities of which approximately $27,000 is expected to be expended during the last three months of 1998.

INCOME TAXES

     No provision for income taxes was required in either 1998 or 1997 because of the utilization of net operating loss carryforwards. As of September 30, 1998, the Company estimates that it has approximately $29,806,000 in remaining net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period from 2005 to 2012.

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

NOTE 2.  INVENTORIES

     Inventories consist of the following:


                                  September 30,      December 31,
                                      1998               1997
                                 ---------------   ---------------
     Precious metals:
     Refined products            $      759,000     $     865,000
     In process                       9,175,000         7,129,000
     Consumable supplies                 72,000           158,000
                                 ---------------    --------------
                                 $   10,006,000     $   8,152,000
                                 ===============    ==============

     Inventories of in-process metals and consumable supplies are valued at the lower of cost (using the first-in, first-out method) or market. Inventories of refined products are valued at market.

NOTE 3.  LONG-TERM DEBT

Long-term debt is summarized as follows:


                                                              September 30,       December 31,
                                                                   1998               1997
                                                             ----------------   ---------------
Term  loan  with  Standard Chartered Bank, Credit  Agricole
Indosuez  and Gerald Metals, Inc.; interest at  LIBOR  plus
2%; due December 31, 2001; principal payments payable in 11
equal  quarterly installments, commencing  June  30,  1999;
secured  by  a first priority mortgage lien on  Olinghouse,
Griffon, Copper Flat and Kinsley                             $   11,000,000     $            -

Revolving credit loan with Standard Chartered Bank,  Credit
Agricole  Indosuez  and Gerald Metals,  Inc.;  interest  at
LIBOR  plus  2%; due October 31, 1999; secured by  a  first
priority mortgage lien on Olinghouse, Griffon, Copper  Flat
and Kinsley                                                       4,500,000                  -

Credit  facility  with Gerald Metals,  Inc.  and  BHF-Bank;
interest  at  LIBOR plus 2%; due March 31, 1999;  principal
payments   payable   in  15  equal  monthly   installments,
commencing on January 31, 1998; secured by a first priority
mortgage lien on Kinsley and Griffon; paid in May 1998
                                                                          -          8,500,000

Interim   loan  with  U.S.  Bancorp  Leasing  &  Financial;
interest  at  prime  plus  1%; converted  into  a  60-month
equipment loan on October 15, 1998; secured by equipment          3,320,000                  -

Note  payable;  interest  at  12%  payable  quarterly;  due
January 2, 1999; secured by property                              1,400,000          1,400,000

Convertible  debentures; interest at 4% payable  quarterly;
due April 14, 2000; unsecured                                     3,400,000          8,250,000

Notes  payable; interest at various rates of 8.2% to 11.8%;
due  at  various  dates between April 1999 and  June  2002;
secured by equipment                                              3,132,000          1,242,000
                                                             ---------------    ---------------
                                                                 26,752,000         19,392,000

Less - current portion                                           (5,128,000)        (7,482,000)
                                                             ---------------    ---------------
Total long-term debt                                         $   21,624,000     $   11,910,000
                                                             ---------------    ---------------

     The convertible debentures may be converted into the Company's common stock at a conversion price equal to the lesser of (1) 90% of the average closing bid prices of the Company's common stock for the five trading days preceding a notice of conversion or (2) $4.00. The convertible debentures contain certain covenants that impose restrictions on the ability of the Company to, among other things, pay dividends on or repurchase the Company's common stock. During the first nine months of 1998, $4,850,000 of the convertible debentures were converted into 3,245,941 shares of the Company's common stock. From September 30, 1998 through November 2, 1998, there were no further conversions of the convertible debentures.

     On April 16, 1998, the Company entered into an interim loan and security agreement (the "Interim Loan") with U.S. Bancorp Leasing & Financial. Under the terms of the Interim Loan, the Company can borrow up to $4,708,000 for the purpose of financing the construction of a crushing and conveyor system for Olinghouse. The Interim Loan accrues interest at prime plus one percent, with interest payable monthly. The Company has the option of either paying off the Interim Loan or converting the Interim Loan into an equipment loan. As of September 30, 1998, the Company had borrowed $3,320,000 under the Interim Loan. On October 15, 1998, the Company drew down the remaining facility under the Interim Loan and converted the Interim Loan into a 60-month equipment loan for $4,708,000, which bears interest at 7.6% and is secured by the crushing and conveyor system at Olinghouse.

     The Company entered into a $17,000,000 revolving credit and term loan agreement (the "Revolving Credit and Term Loan") dated as of April 30, 1998, with Standard Chartered Bank, Gerald Metals, Inc. and Credit Agricole Indosuez. The Revolving Credit and Term Loan carries an interest rate of LIBOR plus two percent, payable monthly, and is comprised of two components, a $6,000,000 line of credit and a $11,000,000 term loan. The revolving line of credit expires October 31, 1999. The term loan is to be repaid in eleven equal quarterly installments beginning June 30, 1999. The Company used $6,800,000 of the Revolving Credit and Term Loan to repay certain indebtedness to Gerald Metals, Inc. and BHF-Bank Aktiengesellschaft. The remaining funds are being used for (1) site development, construction and equipment for Olinghouse, (2) working capital, and (3) the payment of certain expenses. The Revolving Credit and Term Loan is secured by first priority trust deeds on Olinghouse, Griffon, Kinsley and Copper Flat, and a first priority security interest in all of the Company's tangible and intangible personal property. Covenants include restrictions on the ability of the Company to, among other things, change the Company's corporate structure, pay dividends on or repurchase the Company's common stock, and create or suffer to exist any liens (other than permitted liens) on the Company's assets or properties. In addition, the Company is required to sell 100% of its gold production to Gerald Metals, Inc. through April 30, 2003. All sales to Gerald Metals, Inc. are made at the market price prevailing at the time of sale. As of November 2, 1998, the Company had borrowed $16,000,000 under the Revolving Credit and Term Loan.

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

RESULTS OF OPERATIONS

COMPARISON  OF THREE MONTH PERIODS ENDED SEPTEMBER 30,  1998  AND
SEPTEMBER 30, 1997.

      In the third quarter of 1998, the Company had $5,237,000 in revenue from the sale of 15,600 ounces of gold at an average price of $336/oz, as compared to $2,649,000 in revenue from the sale of 7,900 ounces of gold at an average price of $335/oz in the third quarter of 1997. In the third quarter of 1998, the Company (1) mined 679,000 tons of ore at Griffon with an average grade of 0.0301 oz/ton gold containing 20,470 ounces of gold, (2) mined 118,000 tons of ore at Olinghouse with an average grade of
0.0262 oz/ton gold containing 3,082 ounces of gold, and (3) produced 15,035 ounces of gold, including 12,901 ounces of gold from Griffon at an average cash cost of $133/oz, 2,127 ounce of gold from Kinsley at an average cash cost of $320/oz, and seven ounces of gold from the initial shakedown run of the mill at Olinghouse. In the third quarter of 1997, the Company mined 510,151 tons of ore at Kinsley with an average grade of 0.0398 oz/ton gold containing 20,329 ounces of gold and produced 11,001 ounces of gold from Kinsley at an average cash cost of $163/oz. Mining at Griffon began in September 1997 and production of refined gold began in January 1998. Mining began at Olinghouse in July 1998 and production of refined gold began in September 1998. Mining at Kinsley was completed in early March 1998, with gold production from heap leaching and pad rinsing expected to continue in declining amounts through 2000. The decrease in gold production at Kinsley from 11,001 ounces of gold in the third quarter of 1997 to 2,127 ounces of gold in the third quarter of 1998 is due to the completion of mining at Kinsley in March 1998 and to the diminution of the size and the metallurgical quality of the last two remaining ore bodies at Kinsley. The increase in the average cash cost at Kinsley from $163/oz in the third quarter of 1997 to $320/oz in the third quarter of 1998 is due to the diminution of the size and the metallurgical quality of the last two remaining ore bodies mined at Kinsley.

     The increase in revenue from $2,649,000 in the third quarter of 1997 to $5,237,000 in the third quarter of 1998 is due to the initiation of gold production at Griffon in January 1998, as partially offset by the decrease in production at Kinsley.

     Direct mining, production, reclamation and maintenance costs increased from $1,636,000 in the third quarter of 1997 to $3,987,000 in the third quarter of 1998 as the result of the initiation of gold production at Griffon in January 1998 and the higher cash cost of production at Kinsley in the third quarter of 1998, as partially offset by the completion of mining at Kinsley in March 1998.

     The increase in general and administrative expenses from $323,000 in the third quarter of 1997 to $327,000 in the third quarter of 1998 was de minimus.

     The  increase  in exploration expense from  $93,000  in  the third  quarter of 1997 to $118,000 in the third quarter  of  1998 was also de minimus.

     Interest income and other decreased from $67,000 in the third quarter of 1997 to $18,000 in the third quarter of 1998 as a result of less funds being available for investment in the third quarter of 1998.

     In the third quarter of 1998, the Company realized a loss of $127,000 from the disposal of unsalvageable equipment; there were no such disposals in the third quarter of 1997.

     No provision for income taxes was recognized in either the third quarter of 1998 or the third quarter of 1997 because of the utilization of net operating loss carryforwards. As of September 30, 1998, the Company estimates that it has approximately $29,806,000 in remaining net operation loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period 2005 to 2012.

COMPARISON OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND
SEPTEMBER 30, 1997.

      During the first nine months of 1998, the Company had $12,082,000 in revenue from the sale of 36,000 ounces of gold at an average price of $336/oz, as compared to $8,498,000 in revenue from the sale of 24,790 ounces of gold at an average price of $343/oz during the first nine months of 1997. During the first nine months of 1998, the Company (1) mined 1,489,000 tons of ore at Griffon with an average grade of 0.0321 oz/ton gold containing 47,775 ounces of gold, (2) mined 118,000 tons of ore at Olinghouse with an average grade of 0.0262 oz/ton gold containing 3,082 ounces of gold, and (3) produced 35,652 ounces of gold, including 27,581 ounces of gold from Griffon at an average cash cost of $138/oz, 8,064 ounces of gold from Kinsley at an average cash cost of $296/oz, and seven ounces of gold from the initial shakedown run of the mill at Olinghouse. During the first nine months of 1997, the Company mined 1,380,462 tons of ore at Kinsley with an average grade of 0.0353 oz/ton gold containing 48,663 ounces of gold and produced 27,844 ounces of gold from Kinsley at an average cash cost of $194/oz. Mining at Griffon began in September 1997 and production of refined gold began in January 1998. Mining began at Olinghouse in July 1998 and production of refined gold began in September 1998. Mining at Kinsley was completed in early March 1998, with gold production from heap leaching and pad rinsing expected to continue in declining amounts through 2000. The decrease in gold production at Kinsley from 27,844 ounces of gold during the first nine months of 1997 to 8,064 ounces of gold during the first nine months of 1998 is due to the completion of mining at Kinsley in March 1998 and to the diminution of the size and the metallurgical quality of the last two remaining ore bodies at Kinsley. The increase in the average cash cost at Kinsley from $194/oz during the first nine months of 1997 to $296/oz during the first nine months of 1998 is due to the diminution of the size and the metallurgical quality of the last two remaining ore bodies mined at Kinsley.

      The increase in revenue from $8,498,000 during the first nine months of 1997 to $12,082,000 during the first nine months of 1998 is due to the initiation of gold production at Griffon in January 1998, as partially offset by the decrease in production at Kinsley.

     Direct mining, production, reclamation and maintenance costs increased from $6,492,000 during the first nine months of 1997 to $9,549,000 during the first nine months of 1998 as the result of the initiation of gold production at Griffon in January 1998 and the higher cash cost of production at Kinsley during the first nine months of 1998, as partially offset by the completion of mining at Kinsley in March 1998.

      The  decrease  in general and administrative expenses  from
$1,108,000  during  the first nine months of 1997  to  $1,035,000 during the first nine months of 1998 was de minimus.

     The increase in exploration expense from $180,000 during the first nine months of 1997 to $234,000 during the first nine months of 1998 was also de minimus.

     Interest income and other decreased from $185,000 during the first nine months of 1997 to $80,000 during the first nine months of 1998 as the result of less funds being available for investment during the first nine months of 1998.

     During the first nine months of 1998, the Company realized a loss of $168,000 from the disposal of unsalvageable equipment;
there were no such disposals during the first nine months of 1997.

      During the first nine months of 1997, the Company recorded $784,000 as an extraordinary gain from the retirement of debt. The gain resulted from the retirement of a $4,000,000 zero coupon debenture due in 2008. The Company paid $750,000 in cash to retire the debenture which had a net carrying value of $1,534,000 at the time of retirement.

     No provision for income taxes was recognized during either the first nine months of 1998 or the first nine months of 1997 because of the utilization of net operating loss carryforwards. As of September 30, 1998, the Company estimates that it has approximately $29,806,000 in remaining net operation loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period 2005 to 2012.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company had $3,480,000 in working capital, as compared to $2,538,000 in working capital as of December 31, 1997. The $942,000 increase in working capital is primarily due to funds raised from debt financing and funds generated from gold production at Griffon and Kinsley; the increase was partially offset by funds used to (1) permit, develop, construct and equip Olinghouse, (2) paydown outstanding debt, and (3) continue the permitting of Copper Flat. The Company believes that production from Griffon, Kinsley and Olinghouse, which began producing gold in September 1998, and further borrowings under the Interim Loan (defined below) and the Revolving Credit and Term Loan (defined below) will provide adequate liquidity for the Company's operational needs during the next twelve months. Additional financing will be required to begin site development and construction at Copper Flat.

INVESTING AND FINANCING ACTIVITIES

     During  the first nine months of 1998, the Company  expended
(1) $12,907,000, primarily for site development, construction and equipment at Olinghouse, and (2) $2,568,000 for the permitting and development of Olinghouse and the permitting of Copper Flat. During the same period, the Company (1) obtained $21,465,000 in debt financing, (2) expended $2,280,000 for debt financing costs and costs associated with a gold hedging program covering gold production from January 1999 through September 2001, and (3) retired $9,255,000 of debt.

     On April 16, 1998, the Company entered into an interim loan and security agreement (the "Interim Loan") with U.S. Bancorp Leasing & Financial. Under the terms of the Interim Loan, the Company can borrow up to $4,708,000 for the purpose of financing the construction of a crushing and conveyor system for Olinghouse. The Interim Loan accrues interest at prime plus one percent, with interest payable monthly. The Company has the option of either paying off the Interim Loan or converting the Interim Loan into an equipment loan. As of September 30, 1998, the Company had borrowed $3,320,000 under the Interim Loan. On October 15, 1998, the Company drew down the remaining facility under the Interim Loan and converted the Interim Loan into a 60-month equipment loan for $4,708,000, which bears interest at 7.6% and is secured by the crushing and conveyor system at Olinghouse.

     The Company entered into a $17,000,000 revolving credit and term loan agreement (the "Revolving Credit and Term Loan") dated as of April 30, 1998, with Standard Chartered Bank, Gerald Metals, Inc. and Credit Agricole Indosuez. The Revolving Credit and Term Loan carries an interest rate of LIBOR plus two percent, payable monthly, and is comprised of two components, a $6,000,000 line of credit and a $11,000,000 term loan. The line of credit expires October 31, 1999. The term loan is to be repaid in eleven equal installments beginning June 30, 1999. The Company used $6,800,000 of the Revolving Credit and Term Loan to repay certain indebtedness to Gerald Metals, Inc. and BHF-Bank Aktiengesellschaft. The remaining funds are being used for (1) site development, construction and equipment for Olinghouse, (2) working capital, and (3) the payment of certain expenses. The Revolving Credit and Term Loan is secured by first priority trust deeds on Olinghouse, Griffon, Kinsley and Copper Flat, and a first priority security interest in all of the Company's tangible and intangible personal property. Covenants include restrictions on the ability of the Company to, among other things, change the Company's corporate structure, pay dividends on or repurchase the Company's common stock, and create or suffer to exist any liens (other than permitted liens) on the Company's assets or properties. In addition, the Company is required to sell 100% of its gold production to Gerald Metals, Inc. through April 30, 2003. All sales to Gerald Metals, Inc. are made at the market price prevailing at the time of sale. As of November 2, 1998, the Company had borrowed $16,000,000 under the Revolving Credit and Term Loan.

     In June 1998, the Company obtained $2,645,000 in additional equipment financing, thereby completing the financing required to put Olinghouse into production.

OTHER

     The approach of the year 2000 has become a potential problem for businesses utilizing computers in their operations since many computer programs are date sensitive and will only recognize the last two digits of the year, thereby recognizing the year 2000 as the year 1900 or not at all (the "Year 2000 Issue"). Management has made a comprehensive assessment of the Company's exposure to the Year 2000 Issue and what will be required to ensure that the Company is Year 2000 compliant. The primary computer programs utilized in the Company's operations and financial reporting systems have been acquired from independent software vendors. All of these vendors have been formally contacted to determine whether their systems are Year 2000 compliant, and, if not, timelines have been or will be established as to when the Company will receive the required upgrades that assure that these systems will be Year 2000 compliant. Maintenance or modification costs associated with the Year 2000 Issue will be expensed as incurred, while the cost of any new software will be capitalized and amortized over the software's useful life. The Company does not expect to incur costs in connection with the Year 2000 Issue that would have a material impact on operations. Although the Company presently believes that all of its software programs will be Year 2000 compliant, there can be no assurances that the Company will not be adversely affected by the Year 2000 Issue.

OUTLOOK

     On May 8, 1998, the Company received the final permit necessary to begin site development and gold production at Olinghouse. The property began producing gold in September 1998. The Company estimates that $2,000,000 in additional expenditures will be required to complete construction and start-up activities at Olinghouse. No assurance can be given that the Company will be able to produce gold at Olinghouse at the expected rate or that the actual expenditures necessary to complete constructdion and start-up activities at Olinghouse will not exceed the estimated expenditures.

     In addition to the funds necessary to put Olinghouse into production, the Company has budgeted the following expenditures for the fourth quarter of 1998: (1) $950,000 for debt amortization, (2) $188,000 for permitting and holding costs, principally for Copper Flat and Lookout Mountain, (3) $138,000 for exploration and (4) $27,000 for reclamation. These expenditures are expected to be funded from (1) $1,500,000 of the undrawn balance available under the Revolving Credit and Term Loan, (2) $1,388,000 of the undrawn balance available under the Interim Loan (see "Investing and Financing Activities" above), and (3) funds from revenues generated from Griffon, Kinsley and, Olinghouse. The Company believes that these funding sources will provide adequate liquidity to meet the Company's estimated expenditure requirements during the next twelve months.

     Under the terms of the convertible debentures due April 14, 2000 (the "Debentures"), the Company must not issue more than 5,779,695 shares of its common stock in regard to the conversion of all of the Debentures (the "Maximum Share Amount"), unless the Company has obtained stockholder approval or a waiver by the Nasdaq Stock Market. In lieu of any conversion of shares in excess of the Maximum Share Amount, the Company must pay the holders of the remaining outstanding Debentures 111% of the remaining outstanding principal amount plus accrued and unpaid interest (the "Penalty"). As of November 2, 1998, $6,600,000 of the Debentures have been converted into 4,237,571 shares of the Company's common stock. Based on a conversion price of $1.68 (90% of the average closing bid price of the Company's common stock for the five trading days preceding

November 2, 1998 or $1.87), the Company would be obligated to pay the holders of the Debentures a total of $893,000 if the holders were to convert all of the outstanding Debentures ($3,400,000 in the aggregate principal amount as of November 2, 1998). The amount payable to holders of the Debentures, if any, will increase or decrease depending on the average closing bid price of the Company's common stock. If the average closing bid price of the Company's common stock were $2.45 or above, a conversion of all the outstanding Debentures would not exceed the Maximum Share Amount and no payment to holders in lieu of a conversion of shares would be required. If a conversion of all or any of the Debentures within the next 12 months should result in the issuance of shares in excess of the Maximum Share Amount, management believes that the Company will have sufficient funds to pay the holders in lieu of a conversion of such shares or it will request stockholder approval for the issuance of such shares.

     As of September 30, 1998, the Company had sold call options for 11,250 ounces of gold with an exercise price of $390/oz, expiring in various amounts during the period October 1998 through December 1998 and purchased (1) put options for 46,200 ounces of gold with an exercise price of $335/oz, expiring in various amounts during the period October 1998 through February 1999 and (2) put options for 346,800 ounces of gold with an exercise price of $280/oz, expiring in various amounts during the period January 1999 through September 2001.

     No assurance can be given that any of the Company's mining projects will result in any significant contribution to the Company's reserves, cash flow or earnings.

     The Company's business is subject to various risk factors, some of which are discussed in the Company's report on Form 10-K for the year ended December 31, 1997, "Items 1. and 2. Business and Properties - Risk Factors."

RECENTLY ISSUED ACCOUNTING STATEMENT

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (the "Statement"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess effectiveness of transactions that receive hedge accounting. The Statement is effective for fiscal years beginning after June 15, 1999.

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

     On  September  30, 1998, the Company issued  the  third  and final tranche of warrants to purchase 263,225 shares of the Company's common stock at an exercise price of $2.325 and within a five year exercise period. The warrants were issued to the holders of the Debentures that were outstanding as of September 30, 1998, in accordance with the underlying master agreement dated November 11, 1997. The warrants were issued pursuant to an exemption from registration as set forth in Section 4(2) and Regulation D of the Securities Act of 1933. For additional information, see the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997, Part II, "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters - Other."


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          10.01     Employment  Agreement  between Alta Gold Co.
                    and Joseph A. Pescio dated February 17, 1998

          10.02     Employment  Agreement between  Alta Gold Co.
                    and Robert N. Pratt dated September 11, 1998

          10.03     Employment  Agreement between  Alta Gold Co.
                    and John A. Bielun dated September 11, 1998

          27.01     Financial Data Schedule

          27.02     Restated Financial Data Schedule

     (b) No reports were filed on Form 8-K during the three-month period ended September 30, 1998.

                            SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ALTA GOLD CO.
                                       (Registrant)



Date:  November 2, 1998     By:    /s/ John A. Bielun
                                  -------------------------------
                                  John A. Bielun
                                  Chief Financial Officer and
                                  Chief Accounting Officer
                                  (Duly authorized officer,
                                  principal financial officer
                                  and chief accounting
                                  officer)



                          EXHIBIT INDEX


 EXHIBIT                                                        PAGE
 NUMBER   DESCRIPTION                                           NUMBER
 ------   -----------                                           ------
  10.01   Employment Agreement between Alta Gold Co. and          22
          Joseph A. Pescio dated February 17, 1998

  10.02   Employment Agreement between Alta Gold Co. and          31
          Robert N. Pratt dated September 11, 1998

  10.03   Employment Agreement between Alta Gold Co. and John     40
          A. Bielun dated September 11, 1998

  27.01   Financial Data Schedule                                 49

  27.02   Restated Financial Data Schedule                        51
