Form 10-K
period 1998-12-31
ALTA GOLD CO/NV/
filed 1999-03-31
CIK 90350

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE  ACT OF 1934 FOR THE FISCAL YEAR  ENDED
     DECEMBER 31, 1998, OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE  ACT OF 1934 FOR  THE TRANSITION PERIOD
     FROM                TO                .
          --------------    --------------

Commission file number 2-2274.

                          ALTA GOLD CO.
     (Exact name of Registrant as specified in its charter)

     NEVADA                                   87-0259249
    (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)            Identification No.)

     601 WHITNEY RANCH DRIVE, SUITE 10
     HENDERSON, NEVADA                        89014
     (Address of principal                    (Zip Code)
     executive offices)

Registrant's telephone number, including area code: (702)433-8525

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K.   X
                                      -----

     The  aggregate market value of the voting stock held by non-
affiliates of the registrant as of March 26, 1999, based  on  the closing  price as reported on the Nasdaq Stock Market of  $1.0625 was approximately $34,961,000.

     The  number of shares outstanding of the Registrant's Common
Stock as of March 26, 1999 was 33,477,990.

              DOCUMENTS INCORPORATED BY REFERENCE:

     The information required by Part III of this Report is incorporated by reference from Alta Gold Co.'s Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Report.

                        TABLE OF CONTENTS


PART I .........................................................2

 Items 1 and 2.  Business and Properties........................2
 Item 3.  Legal Proceedings....................................26
 Item 4.  Submission of Matters to a Vote of Security Holders..26

PART II........................................................26

 Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters..................................26
 Item 6.  Selected Financial Data..............................27
 Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................29
 Item 7A.  Quantitative and Qualitative Disclosures About
           Market Risks........................................33
 Item 8.  Financial Statements and Supplementary Data..........34
 Item 9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure...............57

PART III.......................................................57

 Item 10.  Directors and Executive Officers of the
           Registrant..........................................57
 Item 11.  Executive Compensation..............................57
 Item 12.  Security Ownership of Certain Beneficial
           Owners and Management...............................57
 Item 13.  Certain Relationships and Related Transactions......57

PART IV........................................................57

 Item 14.  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K.................................57

SIGNATURES.....................................................63

                             PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 PROVIDE A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. CERTAIN INFORMATION INCLUDED HEREIN CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING, SUCH AS STATEMENTS REGARDING MANAGEMENT'S EXPECTATIONS ABOUT THE COMPANY'S RESERVES, TIMING OF RECEIPT OF GOVERNMENT PERMITS, PLANNED DATES FOR
COMMENCEMENT OF MINING OPERATIONS AND GOLD PRODUCTION AT THE COMPANY'S MINING PROPERTIES, ANTICIPATED DRILLING AND RECLAMATION EXPENDITURES, LIQUIDITY SOURCES AND ABILITY TO MEET OBLIGATIONS,
CAPITAL   SPENDING,  FINANCING  SOURCES  AND   THE   EFFECTS   OF
REGULATION. SUCH FORWARD-LOOKING INFORMATION INVOLVES IMPORTANT ASSUMPTIONS, RISKS AND UNCERTAINTIES THAT COULD SIGNIFICANTLY AFFECT ANTICIPATED RESULTS IN THE FUTURE AND, ACCORDINGLY, SUCH RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE HEREIN. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE RELATING TO THE SOURCES OF CASH NECESSARY TO MEET OBLIGATIONS, MARKET PRICE OF METALS,
PRODUCTION   RATES,   PRODUCTION  COSTS,  THE   AVAILABILITY   OF
FINANCING, THE ABILITY TO OBTAIN AND MAINTAIN ALL OF THE PERMITS NECESSARY TO PUT AND KEEP PROPERTIES IN PRODUCTION, DEVELOPMENT AND CONSTRUCTION ACTIVITIES, AND ISSUES RELATED TO THE YEAR 2000. SEE "- RISK FACTORS."

GENERAL

     Alta Gold Co. (the "Company") is engaged in the exploration, development, mining and production of gold on properties located in Nevada. The Company also has three base metals properties in the western United States. The Company operates solely in the metals mining industry segment. The Company was incorporated in Nevada on May 7, 1962, under the name of Silver King Mines, Inc. On November 24, 1989, the Company merged with Pacific Silver Corporation, and the Company's name was changed to Alta Gold Co. The Company's principal executive offices are located at 601 Whitney Ranch Drive, Suite 10, Henderson, Nevada 89014, and its telephone number is (702) 433-8525.

Recent History

     In 1994, the Company acquired three gold properties, the Kinsley mine ("Kinsley") located in Elko County, Nevada, the Olinghouse property ("Olinghouse") located in Washoe County, Nevada, and the Griffon property ("Griffon") located in White Pine County, Nevada, and one copper property, the Copper Flat property ("Copper Flat") located in Sierra County, New Mexico.
Following  the  acquisition  of  these  properties,  the  Company
(1) put Kinsley into operation in the fourth quarter of 1994 and completed mining at Kinsley in the first quarter of 1998; (2) put Griffon into operation in the third quarter of 1997; and (3) put Olinghouse into operation in the third quarter of 1998.

     In 1997, the Company (1) produced 38,472 ounces of gold at Kinsley; (2) completed site development and construction and began mining at Griffon; (3) continued permitting, development drilling and mine planning and completed a feasibility study at Olinghouse; (4) continued permitting at Copper Flat; and (5) initiated the acquisition of the Lookout Mountain gold property ("Lookout Mountain") located in Eureka County, Nevada.

     In 1998, the Company (1) completed site development and construction and began mining at Olinghouse; (2) completed mining at Kinsley; (3) continued permitting at Copper Flat;
(4) completed the acquisition of Lookout Mountain; (5) initiated the acquisition of the Goodsprings property ("Goodsprings") located in Clark County, Nevada; and (6) produced 50,377 ounces of gold, including 37,921 ounces from Griffon, 9,543 ounces from Kinsley and 2,913 ounces from Olinghouse.

OPERATING PROPERTIES

  OLINGHOUSE

     BACKGROUND AND HISTORY.  Olinghouse is located approximately
35 miles east of Reno, Nevada, and is accessed by paved and unpaved public roads. The Company acquired the property in July
1994 from Phelps Dodge Mining Company.

     PROPERTY INTERESTS. At Olinghouse, the Company controls 402 unpatented and 11 patented mining claims covering approximately 7,200 acres. Nineteen of the unpatented mining claims and nine of the patented mining claims are held under six mineral leases with various third parties. Two of the mineral leases contain purchase options. The earliest expiration date of the mineral leases is 2032; provided, however, that each of the leases may be terminated at any time upon notice by the Company. All of the mineral leases carry net smelter return royalties and require annual minimum payments. See "- Risk Factors - Uncertainty of Title."

     GEOLOGY. Gold occurs in a series of at least ten sub-parallel mineralized structures cutting andesitic volcanic rocks. The structures trend northeasterly and dip northwesterly at 35-90 degrees. Mineralization typically occurs over widths of 20-150 feet, and over strike lengths of greater than 1,000 feet.

     RESERVES. Based upon the Company's reserve report prepared by Pincock Allen & Holt ("PAH") dated March 30, 1999 (the "PAH Report"), Olinghouse had proven and probable reserves as of December 31, 1998 of 9,165,000 tons of ore at an average grade of
0.051 ounces per ton gold, containing 466,800 ounces of gold.

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

                [MAP OF MAJOR MINING PROPERTIES]

     HISTORIC DRILLING. Prior to the Company's acquisition of Olinghouse, Phelps Dodge Mining Company drilled 57 reverse circulation drill holes (approximately 34,695 feet) and seven core holes (approximately 6,507 feet). During the Company's due diligence program prior to acquiring Olinghouse and subsequently thereafter, the Company drilled (1) 30 reverse circulation drill holes (approximately 10,265 feet) in 1994; (2) 124 reverse circulation drill holes (approximately 52,327 feet) in 1995; (3) 396 reverse circulation drill holes (approximately 187,420 feet) and six core holes (approximately 1,181 feet) in 1996; (4) 72 reverse circulation drill holes (approximately 25,495 feet) in 1997; and (5) five reverse circulation drill holes (approximately 3,000 feet) in 1998.

     FUTURE DRILLING. No drilling is planned at Olinghouse in 1999.

     PERMITTING. All environmental permits necessary to develop and operate the first phase at Olinghouse were received in 1998.
Certain building permits for support facilities are expected to be obtained in 1999.

     WATER RIGHTS. The State of Nevada granted to the Company an appropriation to divert and use water in an amount which management believes is sufficient for all anticipated operations at Olinghouse.

     DEVELOPMENT, MINING AND PROCESSING. Site development at Olinghouse commenced in May 1998, mining began in July 1998, initial gold production from the mill began in September 1998 and from the leach pad in December 1998. Mining at Olinghouse is conducted in two open pits using conventional open pit methods. Mining is conducted on two ten-hour shifts per day, six days per week; milling on one twelve-hour shift per day, seven days per week; and, heap leaching around-the-clock, seven days per week. Higher grade ore is initially processed through a gravity separation mill and subsequently agglomerated and processed through conventional heap leaching. Lower grade ore is processed through conventional heap leaching. The current equipment fleet includes front-end loaders with 85-ton haul trucks working on 15-foot benches and is supported by a full complement of ancillary equipment. Management believes that the equipment is in adequate working condition.

     In 1998, the Company mined 704,000 tons of ore at Olinghouse, with an average grade of 0.028 ounces per ton gold, and produced 2,913 ounces of gold. Based on the presently permitted mine plan, mining activities at Olinghouse are expected to continue through December 2002, with gold production from heap leaching and pad rinsing to continue in declining amounts through the third quarter of 2004. See "- Risk Factors - Limited Life of Mining Projects."

     RECLAMATION.   The  Company  estimates  that  it  will  cost
approximately $1.1 million to reclaim the first phase of operations at Olinghouse. Beginning in 1999, the Company began to accrue for this cost as based on the unit-of-production method.

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

     GEOLOGY. The Griffon deposits consist of two Carlin-type disseminated gold ore bodies, the Discovery Ridge deposit and the Hammer Ridge deposit, hosted in the upper part of the
Mississippian Joana Limestone. The Discovery Ridge deposit, approximately 100 feet thick, 400 feet wide, and 700 feet long, has excellent internal continuity and is exposed at the surface. The Hammer Ridge deposit, located approximately 1,000 feet southeast of Discovery Ridge, is smaller, but has similar geologic characteristics and is also exposed at the surface. There are additional exploration targets on the property; however, no assurance can be given that additional reserves will be located.

     RESERVES. Based upon the PAH Report, Griffon had proven and probable reserves as of December 31, 1998 of 1,525,000 tons of ore at an average grade of 0.022 ounces per ton gold, containing
34,000 ounces of gold.

     HISTORIC DRILLING. Prior to the Company's acquisition of Griffon, GRI and its predecessors in interest drilled 74 reverse circulation drill holes (approximately 28,334 feet) and one core hole (approximately 523 feet). During the Company's due diligence program prior to acquiring Griffon and subsequently thereafter, the Company drilled (1) 40 reverse circulation drill holes (approximately 7,430 feet) in 1994; (2) 49 reverse circulation drill holes (approximately 8,065 feet) in 1995; (3) ten reverse circulation drill holes (approximately 3,130 feet) in 1996; (4) 27 reverse circulation drill holes (approximately 6,090 feet) in 1997; and (5) six reverse circulation drill holes (approximately 1,685 feet) in 1998.

     FUTURE DRILLING.  No drilling is planned at Griffon in 1999.

     PERMITTING.   The  final  permits  necessary  to   initially
develop  and operate Griffon were received in 1997.  The  Company
is   currently  awaiting  additional  permits  required  for   an
expansion program at the Hammer Ridge deposit.

     WATER RIGHTS. In April 1997, the State of Nevada granted to the Company an appropriation to divert and use water in an amount which management believes is sufficient for its operations at Griffon.

     DEVELOPMENT, MINING AND PROCESSING. Site development at Griffon commenced in July 1997, and mining began in September 1997. Leaching was initiated in December 1997. Production of refined gold began in January 1998. Mining at Griffon is conducted in two open pits using conventional open pit methods. Operations are conducted over ten to twelve hour shifts on a seven-day week, 24-hour per day schedule. Ore is processed at Griffon through conventional heap leaching. The current equipment fleet includes front-end loaders with 50-ton haul trucks working on 15-foot benches and is supported by a full complement of ancillary equipment. Management believes that the equipment is in adequate working condition.

     In 1997 and 1998, the Company mined a total of 350,000 and 2,130,000 tons of ore, respectively, at Griffon with an average grade of 0.036 and 0.031 ounces per ton gold, respectively. Commencing with its first gold pour in January 1998, the Company produced 37,921 ounces of gold in 1998. Based on the presently permitted mine plan, mining activities at Griffon are expected to be completed in April 1999, with gold production from heap leaching and pad rinsing to continue in declining amounts through the remainder of 1999. See "- Risk Factors - Limited Life of Mining Projects."

     RECLAMATION. The Company is conducting reclamation on a continuous basis; however, most of the reclamation, including recontouring, revegetation, building removal and pad rinsing, will not commence until mining and processing are completed. Based on the present area of disturbance and the reclamation plan for Griffon, the Company presently estimates that the cost of such reclamation will be approximately $0.4 million, $0.2 million of which had been accrued as of December 31, 1998.

  KINSLEY

     BACKGROUND AND HISTORY. Kinsley is located approximately 80 miles northeast of Ely, Nevada, and is accessed by paved and unpaved public roads. The property was acquired from Cominco American Resources Incorporated and USMX, Inc. in April 1994.

     PROPERTY  INTERESTS.  At Kinsley, the Company  controls  112 unpatented mining claims covering approximately 2,300 acres.  See
"- Risk Factors - Uncertainty of Title."

     GEOLOGY. The deposits at Kinsley occur as a cluster of Carlin-type disseminated gold ore bodies in Cambrian age sedimentary rocks within and adjacent to a large northwest trending structure. Gold mineral deposits occur as replacement lenses and structurally prepared zones in multiple ore bodies. Mineralization is fine grained and readily amenable to heap leaching.

     RESERVES. There are no longer any known reserves at Kinsley, and no assurance can be given that another commercially viable ore deposit exists until further drilling or other underground testing is done and a comprehensive feasibility study based upon such work is concluded.

     HISTORIC DRILLING. Prior to the Company's acquisition of Kinsley, Cominco American Resources Incorporated and USMX, Inc. and their predecessors in interest drilled 497 reverse circulation drill holes (approximately 119,150 feet). During the Company's due diligence program prior to acquiring Kinsley and subsequently thereafter, the Company drilled (1) 18 reverse circulation drill holes (approximately 2,915 feet) and seven core holes (approximately 944 feet) in 1993; (2) 29 reverse circulation drill holes (approximately 4,720 feet) in 1994; (3) 51 reverse circulation drill holes (approximately 8,540 feet) in 1995; (4) 387 reverse circulation drill holes (approximately 73,655 feet) in 1996; and (5) 167 reverse circulation drill holes (approximately 35,065 feet) in 1997. No drilling was conducted in 1998.

     FUTURE DRILLING.  No drilling is planned at Kinsley in 1999.

     PERMITTING.   All permits necessary to develop  and  operate
Kinsley were received in 1994.

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

     In  1997  and 1998, the Company mined 1,588,000  and  94,000 tons  of  ore, respectively, at Kinsley with an average grade  of
0.037 and 0.033 ounces per ton gold, respectively, and produced 38,472 and 9,543 ounces of gold, respectively. Although gold production from heap leaching ceased in 1998, minimal gold production from pad rinsing is expected to continue in declining amounts through 1999. See "- Risk Factors - Limited Life of Mining Projects."

     RECLAMATION. The Company is conducting reclamation on a continuous basis; however, a portion of the reclamation, including recontouring, revegetation, and building removal will not commence until processing and any future potential drilling programs and mining operations are completed. Based on the present area of disturbance and the reclamation plan for Kinsley, the Company presently estimates that cost of such reclamation will be approximately $0.2 million, all of which has been accrued as of December 31, 1998.

DEVELOPMENT PROPERTIES

  LOOKOUT MOUNTAIN

     BACKGROUND AND HISTORY. Lookout Mountain is located approximately eight miles south of Eureka, Nevada and is accessed by paved and unpaved public roads. The property was acquired from Echo Bay Exploration Inc. ("Echo Bay") in January 1998.

     PROPERTY  INTERESTS.   At  Lookout  Mountain,  the   Company
controls 232 unpatented mining claims covering approximately 3,900 acres. All of the mining claims are held under a mining lease with a third party, which expires no sooner than 2013; however, the lease may be terminated at any time upon notice by the Company. The lease carries a net smelter return royalty and requires advance minimum annual royalties. See "- Risk Factors - Uncertainty of Title."

     GEOLOGY. Gold mineralization occurs in the Cambrian Dunderberg Shale, as well as in the Devonian Nevada Group. The geology of Lookout Mountain is similar to Kinsley, although the mineralizing structure is more extensive. Ore occurs in jasperoid and silicified zones in the Cambrian Dunderberg Shale. Ore is generally steeply dipping to the east. Significant gold mineralization has been encountered over a strike length of two miles, from the surface to a depth of over 700 feet.

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

     FUTURE DRILLING. Subject to the receipt of adequate financing, the Company plans to drill approximately 95 reverse circulation drill holes (approximately 38,000 feet) on the property in 1999 at an estimated cost of $0.4 million. No assurance can be given that the Company will be able to obtain the financing necessary to fund these costs. See "- Risk Factors
- Liquidity" and "- Uncertainty of Funding" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     PERMITTING. Echo Bay completed an Environmental Assessment of the property in 1997, under which the Company can conduct some drilling. The Company is currently preparing a Plan of Operation for a 250 hole drilling program, as well as a mine Plan of Operation.

     WATER RIGHTS. The Company does not require water rights for the present stage of development at Lookout Mountain.

     DEVELOPMENT PLAN. The Company began baseline environmental studies in 1998 that will form the basis of an Environmental
Impact Statement for the eventual development of the property.

     RECLAMATION.   The  Company does not  have  any  reclamation
obligations at Lookout Mountain at this time.

  GOODSPRINGS

     BACKGROUND  AND  HISTORY.  Goodsprings is located  in  Clark
County,  Nevada, approximately 30 miles southwest of  Las  Vegas.
The Company acquired the property from two individual landowners on January 31, 1999.

     PROPERTY INTERESTS. At Goodsprings, the Company controls 86 unpatented mining claims covering approximately 1,700 acres. Pursuant to the terms of the acquisition agreement under which Goodsprings was acquired, the Company is required to make certain annual advance royalty payments to the landowners. See "- Risk Factors - Uncertainty of Title."

     GEOLOGY. The Goodsprings district is a large, zoned polymetallic district. The district is primarily known for its zinc-lead-copper replacement deposits hosted by Paleozoic carbonate rocks; however, many of the deposits contained significant precious metals and the district has recorded production of 90,500 ounces of gold and 2,100,000 ounces of silver. Although much of the silver came from bi-product base metal production, the majority of the gold was primary and was derived from high grade (+0.5 oz/ton) gold zones within and adjacent to a granitic intrusion.

     RESERVES. There are no known reserves on the property and no assurance can be given that a commercially viable ore deposit exists until further drilling or other underground testing is done and a comprehensive feasibility study based upon such work is concluded.

     HISTORIC DRILLING. There are approximately twelve old drill sites on the property, but the parties responsible for the drilling is not known and the data has not been found.

     FUTURE DRILLING. The Company does not plan to conduct any drilling at Goodsprings in 1999; however, subject to the receipt of adequate financing, the Company plans to conduct geophysical surveys and additional geologic studies to further define the exploration targets.

     PERMITTING. At this time, there are no permits required for the work being conducted on the property.

     WATER RIGHTS. The Company does not require any water rights for the present stage of exploration at Goodsprings.

     DEVELOPMENT PLAN. The Company does not have any development plans for Goodsprings at this time.

     RECLAMATION. The Company has no reclamation obligations at Goodsprings at this time.

  OSCEOLA

     BACKGROUND AND HISTORY. Osceola is located approximately 37 miles southeast of Ely, Nevada, and is accessed by paved and unpaved public roads. In November 1996, the Company entered into an agreement with Osceola Gold Mining Company giving the Company an option to acquire an interest in Osceola. Under the terms of the agreement, if the Company expends at least $0.6 million for drilling and associated work prior to December 1999, the Company may elect to have a 50% interest in, and become the operator of, a joint venture which will be formed and will control Osceola upon such election by the Company. As of December 31, 1998, the Company had expended approximately $0.3 million for drilling and associated work at Osceola.

     PROPERTY INTERESTS. Osceola includes 119 unpatented and five patented mining claims covering approximately 3,000 acres. The five patented and 98 of the unpatented mining claims are held under five mineral leases with various third parties. The earliest expiration date of the mineral leases is 2001. See "- Risk Factors - Uncertainty of Title."

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

     HISTORIC DRILLING. In 1997, the Company found evidence that at least two holes had previously been drilled on the property. Osceola Gold Mining Company has no records of these drill holes. The drill holes are not located in any of the targets currently being explored by the Company. In 1997, the Company drilled 25 holes totaling approximately 9,385 feet, of which gold mineralization was encountered in 19 holes. No drilling was conducted in 1998.

     FUTURE DRILLING. The Company does not plan any additional drilling in 1999.

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

  COPPER FLAT

     BACKGROUND AND HISTORY. Copper Flat is located within the Hillsboro Mining District, 27 miles west of Truth or Consequences, New Mexico, and is accessed by paved and unpaved public roads. The Company acquired Copper Flat in June 1994 from Gold Express Corporation ("Gold Express").

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

     PROPERTY INTERESTS. At Copper Flat, the Company controls 418 unpatented and 21 patented mining claims and fee land covering approximately 5,400 acres. Fee land and patented mining claims covering approximately 464 acres are held under four leases with various third parties. The earliest expiration date of the leases is 2010; however, each of the leases may be terminated at any time upon notice by the Company. Copper Flat is subject to a reserved interest held by Gold Express' predecessor in interest. This reserved interest requires net smelter return royalties and annual advanced royalties. See "- Risk Factors - Uncertainty of Title."

     GEOLOGY. The Copper Flat deposit occurs in and is adjacent to a breccia pipe cutting a small quartz monzonite porphyry stock. Chalcopyrite is the dominant copper mineral. Gold and silver occur as electrum. Molybdenite is the dominant molybdenum mineral.

     RESERVES. Based upon the PAH Report, Copper Flat had proven and probable reserves at December 31, 1998 of 50,210,000 tons of ore at an average grade of 0.450% copper, 0.004 ounces per ton gold, 0.066 ounces per ton silver and 0.015% molybdenum. Contained metal is approximately 447,872,000 pounds of copper, 223,900 ounces of gold, 3,299,500 ounces of silver and 14,762,000 pounds of molybdenum. The deposit has internal continuity and an estimated stripping ratio of less than 0.9:1. See "- Reserves" and "- Risk Factors - Reserves Estimates."

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

     PERMITTING. A draft final EIS was issued in March 1999 and a Record of Decision is expected to be received in August 1999. The Air Quality permit was received in April 1996; however, the New Mexico Mining and Minerals Division permit and the New Mexico Ground Water permit are pending. Ted Turner ("Turner"), an owner of a ranch near Copper Flat, has challenged the permitting and opening of Copper Flat. Turner continues to raise concerns that operations at Copper Flat would affect his quality of life and is allegedly concerned about the impact of Copper Flat's operations on the environment. The Company believes that the allegations made by Turner are without merit, and it intends to vigorously defend any such challenge to Copper Flat. However, no assurance can be given that such challenge will not prevent or delay the permitting or opening of Copper Flat, or that the Company will otherwise receive the necessary government permits in a timely manner, or without conditions which would materially and adversely impact the project. See "- Risk Factors - Government Permits and Project Delays."

     The Company anticipates spending approximately $0.6 million at Copper Flat in 1999 for permitting and property holding costs.

     WATER RIGHTS. The Company has an appropriation granted by the State of New Mexico to divert and use water in an amount which management believes is sufficient for its operations at Copper Flat.

     DEVELOPMENT PLAN. Copper Flat already has certain infrastructure in place. The infrastructure includes a tailings pond, 19 miles of power lines, a water well field, a 20-inch diameter water line, building and equipment foundations, an access road and a system of diversion dams and channels. The Company does not anticipate any site development or construction at Copper Flat in 1999. The Company is presently evaluating the potential operation, joint venture, sale or spin-off of Copper Flat and its other base metals properties so that the Company can focus on gold development and production.

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

OTHER PROPERTIES

  EASY JUNIOR

     The Company completed mining all reserves in August 1994, and completed gold processing in December 1996. The Company does not plan any additional development at Easy Junior. The only significant reclamation remaining at Easy Junior includes recontouring and revegetation of the leach pad, waste dumps and ponds. The Company plans to complete this remaining reclamation in 1999 at an estimated cost of less than $0.1 million.

  OTHER

     The Company also owns or controls other properties containing precious and/or base metals. The properties are in various stages, including holding, exploration, development and reclamation. In addition, one property is currently being leased to another mining company.

RESERVES

     The Company calculates its reserves by methods generally applied within the mining industry by a multidisciplinary team of geologists, engineers, and geostatisticians. Due to the nature of the deposits, all reserves are calculated from drill-hole assay results. Representative samples are generally collected from reverse circulation drilling, including core drilling to confirm the reliability of the reverse circulation drill samples. Each five-foot drill interval is assayed and the assay results are evaluated to detect potential bias. Check analyses are completed on most ore-grade intercepts as a quality-control procedure. Computer-generated ore deposit models are compared against manual methods and, as mining progresses, against actual mining results. Pit outlines generated from the models are based upon mining and processing costs and processing recoveries and are validated by mining and processing experience, yielding estimates of reserves determined by optimum economic mining limits.

     Reserves reported by the Company as of December 31, 1998 for Olinghouse, Griffon and Copper Flat have been audited by PAH as provided in the PAH Report. PAH's audit of these reserves stated that the Company's models for these reserves have been prepared according to accepted engineering practice and that these
reserves   satisfy  the  requirement  for  proven  and   probable
reserves.

      The following table summarizes proven and probable ore reserve, ore grade and contained metal of the properties owned by the Company as of December 31, 1998. See "- Risk Factors -
Reserves Estimates."


                                                   TONS OF ORE
                                                   PROVEN AND
                               OPERATING (O)/       PROBABLE         AVERAGE       CONTAINED
                              DEVELOPMENT (D)     RESERVES<F1>      GRADE<F2>      METAL<F3>
                              ---------------    ---------------   -----------     -----------
GOLD
    Olinghouse                       O                 9,165,000         0.051         466,800 oz.
    Griffon                          O                 1,525,000         0.022          34,000 oz.
    Copper Flat                      D                50,210,000         0.004         223,900 oz.
                                                                                   -----------
 Total                                                                                 724,700 oz.
                                                                                   ===========
OTHER METALS
    Silver (Copper Flat)             D                50,210,000         0.066       3,299,500 oz.
    Copper (Copper Flat)             D                50,210,000         0.450%    447,872,000 lbs.
    Molybdenum (Copper Flat)         D                50,210,000         0.015%     14,762,000 lbs.

------------------

<F1>  Proven and probable reserves have  been calculated on
      the basis of the following metals prices:

      gold           $300/oz.     copper       $0.85/lb.
      silver        $5.50/lb.     molybdenum   $3.60/lb.

<F2> The average grade for precious metals  is expressed in
     ounces of contained metal per ton of proven and probable reserves; and for base metals is expressed as a percentage of proven and probable reserves.

<F3> Estimated processing recovery rates for the  Company's
     proven and probable reserves, as a percent of contained
     metal,  are  as  follows:   (1)  gold: Griffon  - 88%,
     Olinghouse - 83%, Copper Flat - 50%; (2) silver: Copper Flat - 90%; (3) copper: Copper Flat - 91%; and (4) molybdenum: Copper Flat - 66%.

GOLD PRODUCTION AND COST DATA

      Based upon the operations at the Company's current and former operating properties, the following table sets forth the Company's gold production, the average realized sales price per ounce, the average cash costs per ounce of gold produced, and the average total costs per ounce of gold produced for the periods indicated.


                                                                YEAR END DECEMBER 31,
                                            -------------------------------------------------------------
                                              1998         1997         1996        1995          1994
                                            ---------    ---------    ---------   ---------     ---------
PRODUCTION (OUNCES OF GOLD):
 Griffon <F1>                                 37,921            -            -           -             -
 Kinsley <F2>                                  9,543       38,472       44,552      40,667             -
 Olinghouse <F3>                               2,913            -            -           -             -
 Easy Junior <F4>                                  -            -        4,934      12,396        23,589
                                            ---------    ---------    ---------   ---------     ---------
  Total production                            50,377       38,472       49,486      53,063        23,589
                                            =========    =========    =========   =========     =========


AVERAGE REALIZED SALES PRICE PER OUNCE          $336         $340         $392        $392          $390
                                            =========    =========    =========   =========     =========
AVERAGE CASH COSTS PER OUNCE:
 Griffon <F1>                                   $148          $ -          $ -         $ -           $ -
 Kinsley <F2>                                    312          206          219         184             -
 Olinghouse <F3>                                 432            -            -           -             -
 Easy Junior <F4>                                  -            -          292         283           230
                                            ---------    ---------    ---------   ---------     ---------
  Weighted average cash costs per ounce         $195         $206         $226        $207          $230
                                            =========    =========    =========   =========     =========

AVERAGE TOTAL COSTS PER OUNCE:
 Griffon <F1>                                   $220          $ -          $ -         $ -           $ -
 Kinsley <F2>                                    394          261          284         259             -
 Olinghouse <F3>                                 586            -            -           -             -
 Easy Junior <F4>                                  -            -          294         291           245
                                            ---------    ---------    ---------   ---------     ---------
  Weighted average total costs per ounce         $274         $261        $285        $266          $245
                                            =========    =========    =========   =========     =========
___________________

<F1>  Mining  began at Griffon in September 1997; gold production began in January 1998. See "Business and Properties - Operating Properties - Griffon."
<F2>  Mining  was  completed at Kinsley in March 1998.   Although
      gold production from heap leaching ceased in 1998, minimal gold production from pad rinsing is expected to continue in declining amounts through 1999. See "Business and Properties - Operating Properties - Kinsley."
<F3>  Mining  began  at Olinghouse in July 1998; gold  production from  the  initial  shakedown runs at  the  mill  began  in
      September 1998 and from the leach pad in December 1998. The initially high cash cost of production at Olinghouse is due to start-up problems, as well as cost overruns caused by delays in obtaining all of the necessary permits. See "Business and Properties - Operating Properties - Olinghouse."
<F4>  Mining  was  completed at Easy Junior in August  1994,  and gold production was completed in December 1996. See "Business and Properties - Other Properties - Easy Junior."

MINING AND PROCESSING METHODS

      Mining and processing methods currently used by the Company
include  open-pit  mining  and heap leaching  and  milling.   The
following is a general description of the mining and processing methods used at the Company's mines.

  OPEN-PIT MINING

      At its current operations, the Company conducts open-pit mining utilizing conventional, industry- employed methods and proven equipment. The Company also anticipates conducting open-pit mining at Copper Flat. Mine plans are designed to remove
overburden   to   expose  sufficient  ore  to   meet   processing
requirements. Material is generally drilled and blasted in 15- to 30-foot benches. The blasted material is then loaded onto off-road haul trucks using a fleet of front-end loaders. Overburden
is  transported  outside the pits and placed on  piles.   Ore  is
transported by haul trucks to a crushing plant.

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

      The gold-bearing pregnant solutions are collected from each
heap  and pumped to the processing facilities for recovery.   The
gold   is   recovered  through  carbon  adsorption  followed   by
conventional pressure stripping of the carbon using a high-temperature caustic solution, which is then pumped to electro-
winning  cells.   Gold  is  electro-plated  onto  cathodes.   The
resultant electro-plated material is removed from the cathodes, fluxed, smelted and poured into dore bars for shipment to a third-party refinery.

  MILLING

      At Olinghouse, the Company uses a gravity mill to recover gold from high grade in-place ore bodies. The mined ore is first conventionally crushed and thereafter conveyed to a grinding plant where water is introduced and the crushed ore is ground-down to a finer size. Following this process, the ore is then passed through a series of concentrators and a gold concentrate is produced. The concentrate is then smelted and poured into dore bars for shipment to a third-party refinery.

MARKETING AND HEDGING

      The Company has contractually agreed to sell 100% of its gold production to Gerald Metals, Inc., located in Stamford, Connecticut, through April 2003, pursuant to fixed price future contracts, put options and/or at spot prices prevailing at the time of sale. As of December 31, 1998, the Company had (1) sold forward 25,800 ounces of gold at a weighted average price of $339/oz., maturing in various amounts during the first four months of 1999, (2) purchased put options for 6,200 ounces of gold with a floor price of $335/oz., expiring in January 1999, and (3) purchased put options for 335,800 ounces of gold with a floor price of $280/oz., expiring in various amounts during the period February 1999 through September 2001. Due to the fungible nature of gold, the Company believes that other buyers are readily available to purchase the Company's gold and, consequently, that its reliance on a single customer does not represent a significant risk to the Company's operations.

     During the years ended December 31, 1998, 1997 and 1996, the
Company sold all of its gold production to Gerald Metals, Inc.

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

     The Company's gold mining and processing operations generate large quantities of solid waste which is subject to regulation under the RCRA and similar state laws. The majority of the wastes produced by the Company's operations are "extraction" and "beneficiation" wastes that EPA has determined not to regulate under RCRA's "hazardous waste" program. Instead, the EPA is developing a solid waste regulatory program specific to mining operations under the RCRA. Of particular concern to the mining industry is a proposal by the EPA titled "Recommendation for a Regulatory Program for Mining Waste and Materials Under Subtitle D of the Resource Conservation and Recovery Act" ("Strawman II") which, if implemented, would create a system of comprehensive federal regulation of the entire mine site. Many of these requirements would be duplicative of existing state regulations. Strawman II as currently proposed would regulate not only mine and mill wastes but also numerous production facilities and processes which could limit internal flexibility in operating a mine. To implement Strawman II the EPA must seek additional statutory authority, which is expected to be requested in connection with Congress reauthorization of RCRA.

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

EMPLOYEES

      As of December 31, 1998, the Company employed approximately 200 people. None of the employees of the Company is covered by a collective bargaining agreement. Employees conduct most of the functions of the Company, although consultants and contractors in the fields of geology, engineering, hydrology, drilling, law, insurance, and legislative liaison provide certain services necessary for the functioning of the Company. To support its production, exploration and permitting activities, the Company maintains executive offices in Henderson, Nevada, operational headquarters in Ely, Nevada and a field office in Fernley, Nevada.

RISK FACTORS

      IN ADDITION TO FACTORS DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, THE FOLLOWING ARE IMPORTANT FACTORS THAT COULD CAUSE RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENT MADE BY OR ON BEHALF OF THE COMPANY. SEE "SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS" ABOVE.

  LIQUIDITY

      The Company is solely dependent upon cash flow from operations at Olinghouse and Griffon to fund operations and to
repay  its  obligations.   During 1998, the  Company's  operating
results   were  negatively  impacted  by  start-up  problems   at
Olinghouse, as well as cost overruns caused by delays in obtaining all of the necessary permits. As a result of the start-up problems and permitting delays, gold production at Olinghouse in 1998 was less than expected and the cash cost of gold production exceeded $430 per ounce, resulting
in   negative  cash  flow  from  operations  at  Olinghouse.   At
December 31, 1998, the Company's line of credit had been drawn to its maximum amount, the majority of its accounts payable were past due, production at Olinghouse was below expectations and available cash was limited, all of which has contributed to substantial doubt about the Company's ability to continue as a going concern.

      Production from Griffon continues to generate positive cash flow, and management has, since the first of the year, identified and corrected many of the start-up problems which caused Olinghouse's production shortfall in 1998. Correction of these problems has reduced Olinghouse's cash cost of gold production from $432 per ounce in 1998 to $218 per ounce in February 1999 and is expected to improve the Company's cash flow.

      Management of the Company is currently pursuing outside sources of capital, including equipment refinancing, sale or lease of assets, other debt or equity financing, and the sale of royalty interests. However, there is no assurance that the Company will be successful in its efforts to obtain additional capital.

  RECENT LOSSES

     In 1998, the Company incurred an operating loss, and expects that it will continue to do so in the near future and that its return to profitability will depend on, among other things, the ability to bring Olinghouse's production up to full capacity and a significant increase in the price of gold over current prices. See "- Volatility of the Price of Gold," "- Reserves Estimates" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

  UNCERTAINTY OF FUNDING

      Mining operations require a substantial amount of capital prior to the commencement of, and in connection with, the actual production of gold. Such capital requirements relate to the costs of, among other things, acquiring mining claims and properties, obtaining government permits, exploration and delineation drilling to determine the underground configuration of the ore body, designing and constructing the mine and process facilities, purchasing and maintaining mining equipment, and complying with bonding requirements established by various regulatory agencies regarding the future restoration and reclamation activities for each property. See "- Liquidity" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

      The continued existence of the Company is dependent upon obtaining additional outside capital until the Company begins to generate positive cash flow from operations at Olinghouse. No assurance can be given that the Company will be successful in its efforts to obtain additional capital.

  VOLATILITY OF THE PRICE OF GOLD

      The profitability of the Company's current operations is affected by the market price of gold, which is currently at depressed levels. The average daily closing spot price for gold on the Commodity Exchange ("COMEX") dropped from approximately $388 per ounce in 1996 to approximately $294 per ounce in 1998, falling to a 19 year low of $275 per ounce in August 1998. The average daily closing spot price for gold in 1999 (through March 26, 1999) on COMEX was $288 per ounce. Gold prices can fluctuate widely and are affected by numerous factors beyond the Company's control, including industrial and jewelry demand, expectations with respect to the rate of inflation, the strength of the U.S. dollar (the currency in which the price of gold is generally quoted) and of other currencies, interest rates, central bank sales, forward sales by producers, global or regional political or economic events and production costs in major gold-producing regions such as South Africa and the former Soviet Union. In addition, the price of gold sometimes is subject to rapid short-term changes because of speculative activities.

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

      The volatility of gold prices is illustrated in the following table of annual high and low gold fixing prices per ounce on the London P.M. Fix:


                    YEAR              HIGH      LOW
         ------------------------------------------
         1985                         $341     $284
         1986                          438      326
         1987                          500      436
         1988                          484      395
         1989                          416      356
         1990                          424      346
         1991                          403      344
         1992                          360      330
         1993                          406      326
         1994                          396      370
         1995                          396      372
         1996                          415      367
         1997                          367      283
         1998                          313      273


      On March 26, 1999, the afternoon fixing for gold on the London P.M. Fix was $279.80. Gold prices on the London P.M. Fix are regularly published in most major financial publications and many nationally recognized newspapers.

  RESERVES ESTIMATES

      The  reserves  reported in the PAH Report  are  based  upon estimates and no assurance can be given that the Company will recover the indicated amount of metals. Further, estimated reserves for properties that have not yet commenced production (such as Copper Flat) may require revision if the Company commences actual production. Fluctuations in the market price of the metals produced by the Company, as well as increased production costs or reduced recovery rates, could make the mining of ore reserves containing relatively lower grades of mineralization uneconomic, and could ultimately cause the Company to restate its reserves. Moreover, short-term operating factors relating to the ore reserves, such as the need for sequential development of ore bodies and the processing of new or different ore grades, could adversely affect the Company's profitability in any particular accounting period.

  CURRENT DEPENDENCE ON TWO PRODUCING PROPERTIES

      All of the Company's gold production in 1998 came from its mining operations at Griffon, Olinghouse and, in declining amounts from Kinsley, at which mining was completed in the first quarter of 1998. Future operating revenues are dependent upon gold production at Olinghouse (which commenced gold production in September 1998) and Griffon (which commenced gold production in January 1998). If operations at Olinghouse and/or Griffon were interrupted or curtailed, the Company's ability to generate operating revenues and earnings would be materially and adversely affected unless and until other properties were put into production.

  LIMITED LIFE OF MINING PROJECTS

      The Company derives all of its operating revenues from mining properties which have a limited life. Mining at Kinsley was completed in the first quarter of 1998, with minimal gold production from pad rinsing expected to continue in declining amounts through 1999. The Company expects to complete mining at Griffon in April 1999 with gold production from heap leaching and pad rinsing to continue thereafter in declining amounts through 1999. Based on the reserve estimate as of December 31, 1998, the Company anticipates that Olinghouse will have a mine life of at least four years. No assurance can be given that the estimated time for completion of mining at Griffon and Olinghouse or gold production from Olinghouse, Griffon and Kinsley is accurate. The Company has not yet initiated production at either of its two primary development stage properties, Lookout Mountain or Copper Flat. The Company's ability to generate future operating revenues and earnings after Olinghouse, Griffon and Kinsley are depleted is dependent on its ability to bring one or more of these or other properties into production. The commencement of production at Lookout Mountain and Copper Flat is subject to, among other things, obtaining necessary governmental permits and obtaining outside sources of funding. No assurance can be given that the Company will have any mining properties in operation once the mining and/or processing of ore from Olinghouse, Griffon and Kinsley or other future operating properties, if any, are completed.

  GOVERNMENT PERMITS AND PROJECT DELAYS

      The Company is seeking government permits and approvals for the development of Lookout Mountain and Copper Flat. Obtaining the necessary government permits is a complex and time-consuming process involving numerous federal, state and local agencies. The duration and success of each permitting effort are contingent upon many variables not within the Company's control. Notwithstanding the Company's good faith expectations, no assurance can be given that any government permit or approval will be issued when anticipated or without conditions that may have a material adverse effect on the project. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with existing standards, laws and regulations which may entail unexpected costs and delays depending on the nature of the activity to be permitted and the interpretation of the regulations implemented by the permitting authority. Substantial delays in obtaining, or a failure to obtain, certain government permits or approvals without burdensome conditions could have a material adverse effect on the Company's business and operations.

     Ted Turner ("Turner"), an owner of a ranch near Copper Flat, has challenged the permitting and opening of Copper Flat. Turner continues to raise concerns that operations at Copper Flat would affect his quality of life and is allegedly concerned about the impact of Copper Flat's operations on the environment. The Company believes that the allegations made by Turner are without merit, and it intends to vigorously defend any such challenge to Copper Flat. However, no assurance can be given that such challenge will not prevent or delay the permitting or opening of Copper Flat.

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

      The Company's decision as to whether any of the mineral development properties it now holds or which it may acquire in the future contain commercially minable deposits, and whether such properties should be brought into production, depends upon the results of its exploration programs and/or feasibility analyses and the recommendations of engineers and geologists. The decision will involve the consideration and evaluation of a number of significant factors, including, but not limited to, the: (1) receipt of government permits; (2) costs of bringing the property into production, including exploration and development work, preparation of feasibility studies and construction of production facilities; (3) availability and costs of financing; (4) ongoing costs of production; (5) market prices for the metals to be produced; and (6) estimates of reserves or mineralization. No assurance can be given that any of the development properties the Company owns, leases or acquires contain (or will contain) commercially minable mineral deposits, and no assurance can be given that the Company will ever generate a positive cash flow from production operations on such properties. The Company has identified Copper Flat as having minable reserves. No assurance can be given, however, that this property can attain profitable operations.

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

  UNKNOWN ENVIRONMENTAL LIABILITIES FOR PAST ACTIVITIES

      Mining operations involve a potential risk of releases to soil, surface water and groundwater of metals, chemicals, fuels, liquids having acidic properties and other contaminants. In recent years, regulatory requirements and improved technology have significantly reduced those risks. However, those risks have not been eliminated, and the risk of environmental contamination from present and past mining activities exists for mining companies. Companies may be liable for environmental contamination and natural resource damages relating to properties which they currently own or operate or at which environmental contamination occurred while or before they owned or operated the properties. The Company has conducted limited reviews of potential environmental cleanup liability at its operating and primary development properties, as well as other properties owned currently or previously by the Company. Other than known conditions which will be remediated pursuant to approved or proposed reclamation plans, the Company is not aware of any significant environmental contamination which could give rise to cleanup obligations or natural resource damages on the part of the Company as a result of past activities (by the Company or others) on these properties. However, no assurance can be given that potential liabilities for such contamination or damages caused by past activities at these properties do not exist.

  EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS

      The Company's Bylaws contain certain measures designed to make it more difficult and time consuming to change majority control of the Company's Board of Directors and to reduce the vulnerability of the Company to an unsolicited offer to take control of the Company. The Company has also entered into employment agreements with its Chief Executive Officer, Chief Financial Officer, Vice President of Exploration and Vice
President of Production which provide for certain payments upon termination or resignation resulting from a change in control of the Company. Furthermore, Nevada's "Combination with Interested Stockholders Statute" and "Control Share Acquisition Statute" may have the effect of delaying or making it more difficult to effect a change in control of the Company.

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

  DEPENDENCE ON KEY PERSONNEL

      The Company is dependent on the services of certain key executives, including Robert N. Pratt, Chief Executive Officer, President and Chairman of the Board of Directors, and John A. Bielun, Senior Vice President and Chief Financial Officer. The loss of either of these individuals could have a material adverse effect on the Company's business and operations. The Company currently does not have key person insurance on these individuals. The Company has entered into employment agreements with certain of its key executives, including Messrs. Pratt and Bielun, both of which expire in October 2001.

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


         Fiscal Year Ended December 31,    High      Low
         ===================================================
         1997
                First Quarter              4-1/4   2-31/32
                Second Quarter           4-17/32    2-5/16
                Third Quarter                  3   1-27/32
                Fourth Quarter           2-23/32    1-3/16
         1998
                First Quarter              2-1/8     1-1/4
                Second Quarter           2-13/16   1-21/32
                Third Quarter             2-9/16     1-1/4
                Fourth Quarter             2-1/2    1-5/16


      The  closing price on the Nasdaq Stock Market on March  26,
1999 was $1 1/16 per share.

      HOLDERS.   As  of March 26, 1999, there were  approximately
7,200 holders of record of the Company's common stock, including several holders who are nominees for an undetermined number of beneficial owners.

      DIVIDENDS. The Company has not declared or paid any dividends on its Common Stock since 1989, and the Board of Directors intends to retain all earnings, if any, for use in the Company's business for the foreseeable future. In addition, one of the Company's loan agreements restricts the payment of cash dividends. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - 1999 Outlook." Any future determination as to declaration and payment of dividends will be made at the discretion of the Board of Directors.

      OTHER. On November 11, 1997, the Company entered into an agreement (the "Master Agreement") with the holders of the 4% Convertible Debentures issued on April 14, 1997 (the "Debentures"). Pursuant to the terms of the Master Agreement, the maturity date of the Debentures was extended from April 14, 1999 to April 14, 2000. In addition, the Company agreed to issue warrants in three tranches to the holders of the Debentures based upon the outstanding principal amount of the Debentures on November 15, 1997, March 31, 1998 and September 30, 1998. The exercise price for each tranche is 120% of the closing price on the respective issuance dates. The warrants are exercisable at any time after their issuance date and within a three-year period for the first tranche and a five-year period for the second and third tranches. Pursuant to the terms of the Master Agreement, the Company filed a registration statement with the Securities and Exchange Commission in April 1998 to register the common stock issuable upon an exercise of the warrants. On March 31, 1998, the Company issued warrants to purchase 318,000 shares of the Company's common stock at an exercise price of $2.36 per share. On September 30, 1998, the Company issued warrants to purchase an additional 263,000 shares of the Company's common stock at an exercise price of $2.33 per share.

      Effective  April  30,  1998, the  Company  entered  into  a
$17,000,000 revolving credit and term loan agreement (the "Revolving Credit and Term Loan") with Standard Chartered Bank, Credit Agricole Indosuez and Gerald Metals, Inc. As partial compensation for assisting the Company in obtaining the Revolving Credit and Term Loan, the Company issued to Gerald Metals, Inc. options to acquire 450,000 shares of the Company's common stock. The options have an exercise price of $1.78 per share (based on the closing price of the Company's common stock on the date which the term sheet underlying the Revolving Credit and Term Loan was executed) and are exercisable through May 15, 2003. Under the terms of the underlying stock option agreement, the Company subsequently registered the underlying shares under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

      The following table summarizes certain selected financial data with respect to the Company and should be read in conjunction with the Financial Statements and Notes thereto set forth elsewhere in this report. All amounts are stated in thousands except per share amounts.

                                                                    YEAR END DECEMBER 31,
                                               ---------------------------------------------------------------
                                                  1998          1997          1996         1995        1994
                                               -----------    ---------    ----------   ---------    ---------
INCOME STATEMENT DATA
 Total revenues                                  $16,869       $12,252       $19,581      $20,636     $10,696
 Income (loss) from operations                    (8,908)<F1>      911         3,288        3,778         649
 Income (loss) before extraordinary item          (8,415)<F2>    1,123         3,247        5,889<F3>     622
 Extraordinary item                                    -           784<F4>         -            -       2,182<F4>
 Net income (loss)                                (8,415)        1,907         3,247        5,889       2,804




 Earnings (loss) per common share:
  Basic -
   Income (loss) before extraordinary item         (0.26)         0.04          0.11         0.21        0.02
   Extraordinary item                                  -          0.02             -            -        0.08
   Net income (loss)                               (0.26)         0.06          0.11         0.21        0.10
  Diluted -
   Income (loss) before extraordinary item         (0.26)         0.03          0.11         0.20        0.02
   Extraordinary item                                  -          0.02             -            -        0.08
   Net income (loss)                               (0.26)         0.06          0.11         0.20        0.10

                                                                    YEAR END DECEMBER 31,
                                               ---------------------------------------------------------------
                                                  1998          1997          1996          1995       1994
                                               -----------    ---------    ----------    ---------   ---------
BALANCE SHEET DATA
 Total assets                                    $74,492       $62,986       $46,621      $40,399     $38,455
 Long-term obligations                            26,038        14,086         3,164        4,878       6,722
 Working capital (deficit)                        (1,573)        2,538        (2,634)        (312)     (2,391)
 Stockholders' equity                             37,957        39,799        35,604       30,388      23,938
___________________

<F1> Includes  a  charge of $9.3 million from  the  writedown  of various assets.
<F2> Includes  $0.8  million from a non-recurring  gain  from  an insurance settlement.
<F3> Includes $2.4 million from a non-recurring net gain  on  the sale of an asset.
<F4> Gain on extinguishment of debt.


No dividends were paid during the above five-year period.

SUPPLEMENTARY FINANCIAL INFORMATION

      The following table summarizes certain selected unaudited financial data with respect to the Company and should be read in conjunction with the Financial Statements and Notes thereto set forth elsewhere in this report. All amounts are stated in thousands except per share amounts.


                                            1ST QUARTER    2ND QUARTER    3RD QUARTER       4TH QUARTER
                                            (UNAUDITED)    (UNAUDITED)    (UNAUDITED)     (UNAUDITED)<F1>    YEAR
                                            -----------    ------------   ------------     --------------  ----------
1998 - Total revenues                          $3,624         $3,221         $5,237            $4,787       $16,869
  Income (loss) from operations                   324            135            805           (10,172)       (8,908)
  Net income (loss)                               366            114            696            (9,591)       (8,415)
  Earnings (loss) per common share:
     Basic                                       0.01              -           0.02             (0.29)        (0.26)
     Diluted                                     0.01              -           0.02             (0.29)        (0.26)

1997 - Total revenues                          $2,858         $2,991         $2,649            $3,754       $12,252
  Income from operations                           49             72            597               193           911
  Net income before extraordinary item             79            160            664               220         1,123
  Extraordinary item                                -            784              -                 -           784
  Net income                                       79            944            664               220         1,907
  Earnings per common share:
   Basic -
     Income before extraordinary item               -           0.01           0.02              0.01          0.04
     Extraordinary item                             -           0.02              -                 -          0.02
     Net income                                     -           0.03           0.02              0.01          0.06
   Diluted -
     Income before extraordinary item               -              -           0.02              0.01          0.03
     Extraordinary item                             -           0.02              -                 -          0.02
     Net income                                     -           0.03           0.02              0.01          0.06

----------------

<F1> Includes a charge of $9.3 million from the writedown of various assets.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 PROVIDE A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. CERTAIN INFORMATION INCLUDED HEREIN CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING, SUCH AS STATEMENTS REGARDING MANAGEMENT'S EXPECTATIONS ABOUT THE COMPANY'S RESERVES, TIMING OF RECEIPT OF GOVERNMENT PERMITS, PLANNED DATES FOR
COMMENCEMENT OF MINING OPERATIONS AND GOLD PRODUCTION AT THE COMPANY'S MINING PROPERTIES, ANTICIPATED DRILLING AND RECLAMATION EXPENDITURES, LIQUIDITY SOURCES AND ABILITY TO MEET OBLIGATIONS,
CAPITAL   SPENDING,  FINANCING  SOURCES  AND   THE   EFFECTS   OF
REGULATION. SUCH FORWARD-LOOKING INFORMATION INVOLVES IMPORTANT ASSUMPTIONS, RISKS AND UNCERTAINTIES THAT COULD SIGNIFICANTLY AFFECT ANTICIPATED RESULTS IN THE FUTURE AND, ACCORDINGLY, SUCH RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE HEREIN. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE RELATING TO THE SOURCES OF CASH NECESSARY TO MEET OBLIGATIONS, MARKET PRICE OF METALS,
PRODUCTION   RATES,   PRODUCTION  COSTS,  THE   AVAILABILITY   OF
FINANCING, THE ABILITY TO OBTAIN AND MAINTAIN ALL OF THE PERMITS NECESSARY TO PUT AND KEEP PROPERTIES IN PRODUCTION, DEVELOPMENT AND CONSTRUCTION ACTIVITIES, AND ISSUES RELATED TO THE YEAR 2000. SEE "ITEMS 1 AND 2. BUSINESS AND PROPERTIES - RISK FACTORS."

RESULTS OF OPERATIONS

  COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND 1997

      In 1998, the Company had $16.9 million in revenue from the sale of 50,200 ounces of gold at an average price of $336/oz, as compared to $12.3 million in revenue from the sale of 35,990 ounces of gold at an average price of $340/oz in 1997. In 1998, the Company (1) mined 2,130,000 tons of ore at Griffon with an average grade of 0.031 oz/ton gold containing 65,794 ounces of gold, (2) mined 704,000 tons of ore at Olinghouse with an average grade of 0.028 oz/ton gold containing 19,420 ounces of gold, (3) mined 94,000 tons of ore at Kinsley with an average grade of
0.033   oz/ton  gold  containing  3,135  ounces  of   gold,   and
(4) produced 50,377 ounces of gold, including 37,921 ounces from Griffon at an average cash cost of $148/oz, 9,543 ounces from Kinsley at an average cash cost of $312/oz and 2,913 ounces from start-up production from Olinghouse at an average cash cost of $432/oz. In 1997, the Company (1) mined 1,588,000 tons of ore at Kinsley with an average grade of 0.037 oz/ton gold containing 58,270 ounces of gold, (2) mined 350,000 tons of ore at Griffon with an average grade of 0.036 oz/ton gold containing 12,581 ounces of gold, and (3) produced 38,472 ounces of gold, all from Kinsley, at an average cost of $206/oz. Mining at Griffon began in September 1997 and production of refined gold began in January 1998. Mining at Olinghouse began in July 1998 and production of refined gold from the initial shakedown run of mill began in September 1998 and from the leach pad in December 1998. Mining at Kinsley was completed in early March 1998, with gold production from pad rinsing expected to continue in declining amounts through 1999. The decrease in gold production at Kinsley from 38,472 ounces of gold in 1997 to 9,543 ounces of gold in 1998 is due to the completion of mining at Kinsley in March 1998 and to the diminution of the size and the metallurgical quality of the last two ore bodies mined at Kinsley. The increase in the average cash cost of production at Kinsley from $206/oz in 1997 to $312/oz in 1998 is due to the diminution of the size and the metallurgical quality of the last two ore bodies mined at Kinsley. The decidedly high cash cost of production at Olinghouse of $432/oz is due to start-up problems and delays in obtaining all of the necessary permits.

      In 1998, the Company reported a loss of $8.4 million as compared to a net profit of $1.9 million in 1997. The loss in 1998 is the result of a non-cash charge of $9.3 million for an asset impairment loss. The net profit in 1997 also included a non-recurring $0.8 million extraordinary gain on extinguishment of debt.

      The increase in revenue from $12.2 million in 1997 to $16.9 million in 1998 is due to the initiation of gold production at Griffon and Olinghouse in 1998, as partially offset by the decrease in production at Kinsley.

     Direct mining, production, reclamation and maintenance costs increased from $9.5 million in 1997 to $14.7 million in 1998 as the result of the initiation of gold production at Griffon and Olinghouse in 1998, the initially high cash cost of production at Olinghouse and the higher cash cost of production at Kinsley in 1998, as partially offset by the completion of mining at Kinsley in March 1998.

      The changes in general and administrative expenses, from $1.6 million in 1997 to $1.5 million in 1998, and in exploration expense, essentially the same for each year, are considered de minimus.

      In 1998, the Company recorded a non-cash charge of $9.3 million for an asset impairment loss. The charge included a $6.3 million writedown of Kinsley and a $3.0 million writedown of the Ward mine, a zinc property owned by the Company. The writedown of Kinsley was necessitated by an unanticipated and precipitous deterioration in the recovery rate of the ore on the leach pad. The writedown of Ward resulted from the continued decline in zinc prices and management's determination that mining Ward was no longer economically feasible.

      In 1998, the Company also incurred a $0.2 million loss from the sale of certain assets and received a one-time insurance settlement for $0.8 million. There were no similar transactions in 1997.

      Interest and other income decreased from $0.2 million in 1997 to $0.1 million in 1998 as the result of less funds being available for investment in 1998. The $0.3 million charge for interest expense and other represents the expensing of Olinghouse debt-related costs pertaining to post-initiation of gold production. Similar costs incurred prior to the initiation of gold production were capitalized.

      In 1997, the Company realized an extraordinary gain of $0.8 million from the early retirement of debt. There were no similar transactions in 1998.

      No provision for income taxes was recognized in either 1998 or 1997 because of the utilization of net operating loss carryforwards. As of December 31, 1998, the Company estimates that it has approximately $37.5 million in net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period 2005 to 2018.

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

      Interest and other income increased from $0.1 million in 1996 to $0.2 million in 1997 as the result of more funds available for investment in 1997. The decrease in interest expense and other from $0.1 million in 1996 to zero in 1997 was due to increased capitalization of interest in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

  GENERAL

      As of December 31, 1998, the Company had a working capital deficit of $1.6 million, as compared to $2.5 million in working capital as of December 31, 1997. This $4.1 million decrease in working capital is primarily due to the funds required to put Olinghouse into production, including funds needed for permitting, development, construction, equipment and working capital, as partially offset by $5.3 million in proceeds received from net borrowings and from funds generated from gold production at Griffon.

     The following table summarizes the Company's working capital
(deficit) as of the dates shown (with dollars in thousands):


                                           DECEMBER 31,
                                      1998             1997
                                   -----------      ----------
     Working Capital (Deficit)       ($1,573)          $2,538

     Working Capital Ratio            0.85:1           1.29:1

  OPERATIONS AND CAPITAL EXPENDITURES

      In 1998, 1997 and 1996, the Company spent $19.7 million, $10.4 million and $9.5 million, respectively, for the acquisition of plant and equipment, mine development, permitting and the acquisition of mining claims, for a total of $39.6 million during the three-year period. In 1998 and 1996, the Company generated $4.7 million and $5.6 million from operations, respectively, and in 1997, the Company used $0.5 million in operations, for a net total of $9.7 million during the three-year period. The resultant $29.9 million shortfall for the three-year period was funded with $0.4 million in cash on hand at the beginning of the three-year period, the receipt of $0.2 million from the exercise of stock options and $30.3 million in net borrowings.

  FINANCING ACTIVITIES

     In 1998, 1997 and 1996, the Company generated $12.7 million,
$13.5   million   and  $4.1  million,  respectively,   from   net
borrowings, for a total of $30.3 million generated during the three-year period.

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

  1999 OUTLOOK

      The Company is solely dependent upon cash flow from operations at Olinghouse and Griffon to fund operations and to
repay  its  obligations.   During 1998, the  Company's  operating
results   were  negatively  impacted  by  start-up  problems   at
Olinghouse, as well as cost overruns caused by delays in obtaining all of the necessary permits. As a result of the start-up problems and permitting delays, gold production at Olinghouse in 1998 was less than expected and the cash cost of gold production exceeded $430 per ounce, resulting in negative cash flow from operations at Olinghouse. At December 31, 1998, the Company's line of credit had been drawn to its maximum amount, the majority of its accounts payable were past due, production at Olinghouse was below expectations and available cash was limited, all of which has contributed to substantial doubt about the Company's ability to continue as a going concern.

      Production from Griffon continues to generate positive cash flow, and management has, since the first of the year, identified and corrected many of the start-up problems which caused Olinghouse's production shortfall in 1998. Correction of these problems has reduced Olinghouse's cash cost of gold production from $432 per ounce in 1998 to $218 per ounce in February 1999 and is expected to improve the Company's cash flow.

      Management of the Company is currently pursuing outside sources of capital, including equipment refinancing, sale or lease of assets, other debt or equity financing, and the sale of royalty interests. However, there is no assurance that the Company will be successful in its efforts to obtain additional capital.

      Under the terms of the Debentures, the Company must not issue more than a total of 5,779,695 shares of its common stock (the "Maximum Share Amount"), unless the Company has obtained stockholder approval or a waiver by the Nasdaq Stock Market. In lieu of any conversion of shares in excess of the Maximum Share Amount, the Company must pay the holders of the Debentures 111% of the outstanding principal amount plus accrued and unpaid interest. Based on a conversion price of $0.96 (90% of the average closing bid price of the Company's common stock for the five trading days preceding March 26, 1999 or $1.06), the Company would be obligated to pay holders of the Debentures a total of $2,120,000 if the holders were to convert all of the outstanding Debentures ($3,350,000 in the aggregate principal amount as of March 26, 1999). The amount payable to holders of the
Debentures,  if any, will increase or decrease depending  on  the average closing bid price of the Company's common stock. If the average closing bid price of the Company's common stock were $2.47 or above, a conversion of all the outstanding Debentures would not exceed the Maximum Share Amount and no payment to holders in lieu of a conversion of shares would be required. If all or any of the Debentures are converted within the next 12 months that would result in the issuance of shares in excess of the Maximum Share Amount, the Company would not have sufficient funds to pay the holders in lieu of a conversion of such shares and it would be required to obtain outside sources of capital. There is no assurance that the Company will be successful in its efforts to obtain additional capital.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISKS

  GOLD PRICE

      The Company's profitability is significantly impacted by changes in the market price of gold. Gold prices may fluctuate widely. In August 1998, the market price of gold declined to levels that were the lowest in nearly 20 years and has remained below $300/oz. for most of 1998. For factors that affect gold prices, see "Items 1 and 2. Business and Properties - Risk Factors - Volatility of the Price Gold."

      In order to mitigate the detrimental effects of significant decreases in the price of gold, the Company has historically hedged all or a portion of its anticipated gold production. As of December 31, 1998, the Company had in place the following hedges which cover in full the Company's projected future gold production through September 2001:


                                    EXPECTED MATURITY OR TRANSACTION YEAR
                               ------------------------------------------------
                                   1999              2000             2001
                               -------------     -------------    -------------
FORWARD SALES CONTRACTS:
 Ounces                             25,800                -                -
 Average Price ($/oz.)                $339                -                -
PUT OPTIONS OWNED:
 Ounces                            133,400          132,000           82,800
 Average Price ($/oz.)                $283             $280             $280

      Based on the Company's estimated production for 1999 (and excluding the deep, in-the-money forward sales contracts and put options owned), every $10 increase in the price of gold above $280/oz. would result in an increase of approximately $0.7 million in both net income and net cash flow. Conversely, if the price of gold is above the protected floor price of $280/oz., every $10 decrease in the price of gold would result in the same corresponding decreases in both net income and net cash flow.

  INTEREST RATES

      At  December  31,  1998,  the  Company's  outstanding  debt included $17.0 million in variable rate debt with a weighted average interest rate of 7.1% and $12.2 million in fixed rate debt with a weighted average interest rate of 7.4%. Every hypothetical one percentage increase or decrease in the variable interest rate in 1999 would result in a corresponding $0.2 million increase or decrease in both net income and net cash flow.

  FOREIGN CURRENCY

      The price of gold is denominated in United States dollars and all of the Company's operations and expenses are incurred in United States dollars. Accordingly, the Company has no direct foreign currency exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Report of Independent Public Accountants                       35

Financial Statements:

  Balance Sheets as of December 31, 1998 and 1997              36

  Statements of Operations for the Years Ended
    December 31, 1998, 1997 and 1996                           38

  Statements of Stockholders' Equity for Years Ended
    December 31, 1998, 1997 and 1996                           39

  Statements of Cash Flows for the Years Ended
    December 31, 1998, 1997 and 1996                           40

  Notes to Financial Statements                                42

Supplementary Financial Information is included on page 28.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and
 Board of Directors of Alta Gold Co.:

We have audited the accompanying balance sheets of Alta Gold Co. (a Nevada corporation) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alta Gold Co. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's operating results were negatively impacted by start-up problems at the Company's Olinghouse gold property as well as cost overruns caused by delays in obtaining all of the necessary permits. Consequently, initial gold production at Olinghouse resulted in negative cash flows from the Olinghouse operations and raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                    /s/ Arthur Andersen LLP
                                    ARTHUR ANDERSEN LLP

Las Vegas, Nevada
March 13, 1999


                          ALTA GOLD CO.
                         BALANCE SHEETS
                AS OF DECEMBER 31, 1998 AND 1997
                         (In thousands)


                             ASSETS


                                                        1998           1997
                                                     -----------    ----------
CURRENT ASSETS:
 Cash and cash equivalents                           $      953     $    3,330
 Inventories                                              7,020          8,152
 Accounts receivable, prepaid expenses and other            951            157
                                                      ---------     ----------
     Total current assets                                 8,924         11,639

PROPERTY AND EQUIPMENT, net:
 Mining properties and claims                            17,185         20,936
 Buildings and equipment                                 29,491         17,697
                                                     ----------     ----------
                                                         46,676         38,633
Less - accumulated depreciation                         (9,033)       (11,705)
                                                     ----------     ----------
     Total property and equipment, net                   37,643         26,928

DEFERRED MINE DEVELOPMENT COSTS, net                     24,185         22,896


OTHER ASSETS                                              3,740          1,523
                                                     ----------     ----------
     Total assets                                    $   74,492     $   62,986
                                                     ==========     ==========


         The accompanying notes to financial statements are an integral part of these statements.

                          ALTA GOLD CO.
                   BALANCE SHEETS (CONTINUED)
                AS OF DECEMBER 31, 1998 AND 1997
       (In thousands, except share and per share amounts)


              LIABILITIES AND STOCKHOLDERS' EQUITY



                                                            1998         1997
                                                         ---------    ---------
CURRENT LIABILITIES:
 Accounts payable                                        $  4,403      $    829
 Accrued liabilities                                        1,023           661
 Current portion of long-term reclamation liabilities         250           129
 Current portion of long-term debt                          4,821         7,482
                                                         --------      --------
     Total current liabilities                             10,497         9,101

LONG-TERM DEBT, net of current portion                     24,381        11,910

DEFERRED INCOME TAXES                                         662           662

LONG-TERM LIABILITIES:
 Imputed interest payable                                     372           917
 Reclamation (net of current portion)                         623           597
                                                         --------      --------
     Total liabilities                                     36,535        23,187

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value; authorized
   60,000,000 shares, issued 33,477,990 and
   30,191,639 shares, respectively                             34            30
 Additional paid-in capital                                53,184        46,615
 Accumulated deficit                                      (15,261)       (6,846)
                                                         --------      --------
     Total stockholders' equity                            37,957        39,799
                                                         --------      --------
       Total liabilities and stockholders' equity        $ 74,492      $ 62,986
                                                         ========      ========


         The accompanying notes to financial statements are an integral part of these statements.

                          ALTA GOLD CO.
                    STATEMENTS OF OPERATIONS
      FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
       (In thousands, except share and per share amounts)



                                             1998        1997        1996
                                           --------    --------    --------
REVENUE:
 Sales of gold and other metals            $16,869     $12,252     $19,581

OPERATING COSTS AND EXPENSES:
 Direct mining, production, reclamation
   and maintenance costs                    14,730       9,507      14,590
 General and administrative                  1,468       1,568       1,611
 Exploration                                   287         266          92
 Impairment of assets                        9,292           -           -
                                           --------    --------    --------
                                            25,777      11,341      16,293
                                           --------    --------    --------

INCOME (LOSS) FROM OPERATIONS               (8,908)        911       3,288

OTHER INCOME (EXPENSE):
 Loss on sale of assets                       (168)          -           -
 Interest and other income                      99         212          92
 Insurance settlement                          836           -           -
 Interest expense and other                   (274)          -           -
                                           --------    --------    --------
                                               493         212         (41)
                                           --------    --------    --------
INCOME (LOSS) BEFORE PROVISION
 FOR INCOME TAXES AND
 EXTRAORDINARY ITEM                         (8,415)      1,123       3,247

PROVISION FOR INCOME TAXES                       -           -           -
                                           --------    --------    --------
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM                         (8,415)      1,123       3,247

EXTRAORDINARY ITEM:
 Gain on extinguishment of debt                  -         784          -
                                           --------    --------    --------
NET INCOME (LOSS)                          $(8,415)    $ 1,907     $ 3,247
                                           ========    ========    ========
EARNINGS (LOSS) PER COMMON SHARE
 INCOME (LOSS) BEFORE EXTRAORDINARY ITEM
 Basic                                     $  (.26)    $   .04     $   .11
 Diluted                                      (.26)        .03         .11
NET (LOSS) INCOME
 Basic                                     $  (.26)    $   .06     $   .11
 Diluted                                      (.26)        .06         .11


         The accompanying notes to financial statements are an integral part of these statements.

                          ALTA GOLD CO.
               STATEMENTS OF STOCKHOLDERS' EQUITY
      FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                         (In thousands)

                                      COMMON STOCK      ADDITIONAL
                                    ----------------     PAID-IN      ACCUMULATED
                                    SHARES    AMOUNT     CAPITAL        DEFICIT      TOTAL
                                    ------    ------    ----------    -----------   --------
Balance, December 31, 1995          28,453        28       42,360       (12,000)      30,388
 Common stock issued
   for compensation                     51         -           79              -          79
 Common stock issued for
   exercise of stock options            78         -           39              -          39
 Common stock issued in
   conjunction with acquisition
   of mining properties and claims      40         -          160              -         160
 Common stock issued upon
   conversion of debt                  400         1        1,599              -       1,600
 Compensation expense for
   stock options                         -         -          128              -         128
 Other                                   -         -          (37)             -         (37)
 Net income                              -         -            -          3,247       3,247
                                    ------    ------    ---------      ---------    --------
Balance, December 31, 1996          29,022        29       44,328         (8,753)     35,604
 Compensation expense
   for stock options                     -         -           80              -          80
 Warrants issued in
   conjunction with debt
   financing                             -         -           72              -          72
 Common stock issued for
   exercise of stock options           181         -          185              -         185
 Common stock issued upon
   conversion of debt                  992         1        1,950              -       1,951
 Other                                  (4)        -            -              -           -
 Net income                              -         -            -          1,907       1,907
                                    ------    ------    ---------      ---------    --------
Balance, December 31, 1997          30,191        30       46,615         (6,846)     39,799
 Compensation expense
   for stock options                     -         -           70              -          70
 Common stock issued for
   exercise of stock options             4         -            5              -           5
 Common stock issued upon
   conversion of debt                3,283         3        5,459              -       5,462
 Stock options and warrants
   issued in conjunction with
   debt financing                                           1,035                      1,035
 Other                                             1            -              -           1
 Net income (loss)                       -         -            -         (8,415)     (8,415)
                                    ------    ------    ---------      ---------    --------
Balance, December 31, 1998          33,478    $   34    $  53,184      $ (15,261)   $ 37,957
                                    ======    ======    =========      =========    ========


         The accompanying notes to financial statements are an integral part of these statements.

                          ALTA GOLD CO.
                    STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                         (In thousands)


                                                           1998        1997        1996
                                                         ---------   --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                      $ (8,415)   $  1,907     $  3,247
 Adjustments to reconcile net income
   (loss) to net cash provided by (used
    in) operating activities-
    Depreciation, depletion and amortization                4,182      2,377        3,087
    Impairment of assets                                    9,292          -            -
    Loss on sale of assets                                    168          -            -
    Gain on extinguishment of debt                              -       (784)           -
    Stock issued for compensation
     and other services                                         -          -           79
    Compensation expense for stock options                     70         80          128
    Decrease (increase) in -
     Inventories                                           (3,665)    (3,584)        (317)
     Accounts receivable, prepaid expenses and other         (846)       292         (347)
    Increase (decrease) in -
     Accounts payable                                       3,574       (549)         314
     Accrued and other liabilities                            308       (244)        (523)
     Deferred income taxes                                      -          -          (93)
                                                         ---------    -------     --------
Net cash provided by (used in) operating activities         4,668       (505)       5,575
                                                         ---------    -------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                       (7,423)    (3,645)      (1,644)
 Additions to deferred mine development costs              (4,972)    (5,869)      (7,147)
 Proceeds from sale of property and equipment                  46          -            -
                                                         ---------    -------     --------
Net cash used in investing activities                     (12,349)    (9,514)      (8,791)
                                                         ---------    -------     --------


         The accompanying notes to financial statements are an integral part of these statements.

                          ALTA GOLD CO.
              STATEMENTS OF CASH FLOWS (CONTINUED)
      FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                         (In thousands)


                                                      1998          1997         1996
                                                   ----------    ----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt                    $  17,000     $  21,300    $  5,500
 Payments on debt                                     (9,643)       (7,700)     (2,137)
 Payment of finance fees                              (2,058)         (954)          -
 Proceeds from exercise of stock options                   5           185          39
 Other                                                     -             -         (37)
                                                   ----------    ----------   ---------
Net cash provided by (used in) financing
 activities                                            5,304        12,831       3,365
                                                   ----------    ----------   ---------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                 (2,377)        2,812         149

CASH AND CASH EQUIVALENTS:
 Beginning of year                                     3,330           518         369
                                                   ----------    ----------   ---------
 End of year                                       $     953     $   3,330    $    518
                                                   ==========    ==========   =========
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
 Cash paid during the year for-
   Interest, net of amount capitalized             $     182     $       -    $    262
                                                   ==========    ==========   =========
   Income taxes                                    $       -     $       -    $     36
                                                   ==========    ==========   =========

SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

   Equipment purchased with debt                   $   7,353     $     874    $    707
                                                   ==========    ==========   =========
   Mining properties and claims acquired
     with common stock                             $       -     $       -    $    160
                                                   ==========    ==========   =========
   Debt retired with common stock                  $   4,900     $   1,950    $  1,600
                                                   ==========    ==========   =========
   Mining properties and claims
     purchase price adjustment                     $       -     $       -    $  1,400
                                                   ==========    ==========   =========
   Interest capitalized on zero coupon debentures  $       -     $      42    $    123
                                                   ==========    ==========   =========
   Stock options and warrants issued in
     conjunction with debt financing               $   1,035     $      72    $      -
                                                   ==========    ==========   =========
   Imputed interest on convertible debentures      $       -     $   1,111    $      -
                                                   ==========    ==========   =========


         The accompanying notes to financial statements are an integral part of these statements.

                          ALTA GOLD CO.

                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998



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

     OLINGHOUSE

     In 1994, the Company acquired a 100% interest in the Olinghouse gold property, located 30 miles east of Reno, Nevada. Site development and construction began in May 1998 and mining followed shortly thereafter in July 1998. Production of refined gold from the initial shakedown run of the mill began in September 1998 and the initial gold production from the leach pad commenced in December 1998.

     GRIFFON

     During 1994, the Company acquired a 100% interest in the Griffin gold property located near Ely, Nevada. The Company began construction and site development at Griffin in July 1997, commenced mining in September 1997, and began gold production in January 1998.

     KINSLEY

     In 1993, the Company acquired a 100% interest in the Kinsley gold property, located near Wendover, Nevada. Mining began in October 1994 and production of refined gold followed shortly thereafter in January 1995. In March 1998, the Company completed mining at Kinsley and leaching activities continued through the end of the year. During the fourth quarter of 1998, certain assets at Kinsley were written off (See Note 4) due to an unanticipated and precipitous deterioration in the recovery rate of the ore on the leach pad.

     EASY JUNIOR

     The Company owns a 100% interest in the Easy Junior mine, which is located near Ely, Nevada. Mining operations were completed in the third quarter of 1994 with the exception of crushing and leaching activities. Crushing activities were completed in the first quarter of 1995 and leaching activities were completed in the fourth quarter of 1996. Reclamation activity continued during 1998.

     COPPER FLAT

     During 1994, the Company acquired a 100% interest in the Copper Flat project which is located in the Hillsboro Mining District, east of Silver City, New Mexico. The Company is in the process of obtaining all of the permits necessary to be able to put Copper Flat into production.

     WARD AND TAYLOR OPERATIONS

     The Company's main base metal property in Nevada is the Ward zinc mine ("Ward"). Production mining at Ward commenced in 1989 and the Company began milling the Ward ore at the Taylor mill in 1990. The Company suspended mining operations in March 1991 as a result of declining zinc prices and higher than anticipated operating costs. The Taylor mill continued operating in 1991 until the mined ore stockpiles were processed. During the fourth quarter of 1998, certain assets at Ward were written off (See
Note 4) due to the continued decline in zinc prices and management's determination that mining was no longer economically feasible. The net book value of property, equipment, claims and deferred mine development costs at Ward and Taylor is approximately $ 5,312,000 at December 31, 1998.

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

     CASH AND CASH EQUIVALENTS

     For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Such investments are carried at cost, which approximates fair value.

     INVENTORIES

     Inventories of in-process mineral products and consumable supplies are stated at the lower of cost (using the first-in, first-out method) or market value. Inventories of refined products are stated at market value. Inventories consist of the following as of December 31, 1998 and 1997 (in thousands):


                                      1998            1997
                                   -----------     -----------
  Precious metals:
     Refined products              $      946      $      865
     In process                         5,945           7,129
  Consumable supplies                     129             158
                                   -----------     -----------
                                   $    7,020      $    8,152
                                   ===========     ===========

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

     Whenever events or circumstances indicate that the carrying amount of the property and equipment or deferred development costs may not be recoverable, the Company analyzes the impact of these changes and their effect on the future cash flows of a property. If the sum of the undiscounted future cash flows is less than the carrying amount of the assets, the Company's policy is to write the assets down to their fair value. (See Note 4.)

     CAPITALIZED INTEREST

     The Company capitalizes interest costs associated with significant projects, which have been approved for development and for which development activities are in process. Interest capitalized during the years ended December 31, 1998, 1997 and 1996 totaled $1,488,000, $1,035,000 and $384,000, respectively.

     DEFERRED FINANCING FEES

     Deferred   financing  fees  incurred  with  the placement of
long-term debt are capitalized and amortized to interest expense over the life of the related debt.

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

     HEDGING ACTIVITIES

     The Company has contractually agreed to sell 100% of its gold production to Gerald Metals, Inc., located in Stamford, Connecticut, through April 2003, pursuant to fixed price future sales contracts, put options and/or at spot prices prevailing at the time of sale. As of December 31, 1998, the Company had (1)
put options maturing in January 1999 for 6,200 ounces of gold with an exercise price of $335/oz., (2) forward contracts maturing at various times during the first four months of 1999 for 25,800 ounces of gold with a weighted average exercise price of $339/oz, and (3) and put options maturing at various times and various amounts during the period February 1999 through September 2001 for 335,800 ounces of gold with an exercise price of
$280/oz. Due to the fungible nature of gold, the Company believes that other buyers are readily available to purchase the Company's gold and, consequently, that its reliance on a single customer does not represent a significant risk to the Company's operations.

     During the years ended December 31, 1998 and 1997, the Company sold all of its gold production to Gerald Metals, Inc.

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

     EARNINGS PER SHARE

     The Company follows the provisions of SFAS No. 128, EARNINGS PER SHARE, which is required for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior-period earnings per share data presented. SFAS No. 128 replaces previously reported earnings per share with "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is based on the weighted average number of shares actually outstanding during the year. Diluted earnings per share include the potential dilution for the exercise of stock options, warrants, and debt conversions.

     START-UP COSTS

     The American Institute of Certified Public Accountants has issued Statement of Position 98-5 ("SOP 98-5") which provides guidance on the financial reporting of start-up and organization costs. SOP 98-5 broadly defines start-up activities and requires that costs of such start-up activities and organization costs be expenses as incurred. SOP 98-5 is effective for fiscal years beginning after December 31, 1998, with earlier application encouraged. For the year ended December 31, 1998, the Company
has elected  to  adopt SOP   98-5.    The  impact  of  the  early
adoption was that approximately $875,000 in start-up costs, previously capitalized during the current year, were expensed in the accompanying financial statements. There was no cummulative effect from prior years of adopting SOP 98-5.

     RECLASSIFICATIONS

     Certain  reclassifications  have  been  made  to  the  prior periods' financial statements to  conform  with the  current year
presentation.   These  reclassifications had  no  effect  on  net
income.

(3)  LIQUIDITY

     The   Company  is  solely  dependent  upon  cash  flow  from
operations at Olinghouse and Griffon to fund operations and to repay its obligations. During 1998, the Company's operating
results   were  negatively  impacted  by  start-up  problems   at
Olinghouse, as well as cost overruns caused by delays in obtaining all of the necessary permits. As a result of the start-up problems and permitting delays, gold production at Olinghouse in 1998 was less than expected and the cash cost of gold production exceeded $430 per ounce, resulting in negative cash flows from operations at Olinghouse. At December 31, 1998, the Company's line of credit had been drawn to its maximum amount, the majority of its accounts payable were past due, production at Olinghouse was below expectations and available cash was limited, all of which has contributed to substantial doubt about the Company's ability to continue as a going concern.

     Production from Griffon continues to generate positive cash flow and management has, since the first of the year, identified and corrected many of the start-up problems which caused Olinghouse's production shortfall in 1998. Management believes that the correction of these problems should improve the Company's cash flow.

     Management of the Company is currently pursuing outside sources of capital, including equipment refinancing, sale or lease of assets, other debt or equity financing, and the sale of royalty interest. However, there is no assurance that the Company will be successful in its efforts to obtain additional capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(4) WRITE-DOWN OF ASSETS

     In 1998, the Company recorded a $9,292,000 write-down related to an asset impairment loss. The write-down included a $6,330,000 write-down of the Kinsley property and a $2,962,000 write-down of the Ward property. The Kinsley write-down was necessitated by an unanticipated and precipitous deterioration in the recovery rate of the ore on the leach pad. The Ward write-down resulted from the continued decline in zinc prices and management's determination that mining Ward was no longer economically feasible. The write-down related to inventory of $4,797,000, deferred development of $3,400,000 and property and equipment of $1,095,000.

(5)  DEFERRED MINE DEVELOPMENT COSTS

     Deferred mine development costs as of December 31, 1998 and 1997, are summarized as follows by mining area (in thousands):


                                        1998          1997
                                     ----------    ----------
     Olinghouse                      $   16,779    $   11,873
     Ward and Taylor                        677         4,389
     Copper Flat                          6,190         5,339
     Kinsley                                  -         2,352
     Griffon                              1,520         1,468
                                     ----------    ----------
                                         25,166        25,421
     Less-accumulated amortization         (981)       (2,525)
                                     -----------   ----------
                                     $   24,185    $  22,896
                                     ===========   ==========

(6)  LONG-TERM DEBT

     Long-term debt as of December 31, 1998 and 1997 consists of the following (in thousands):


                                                    1998           1997
                                                ------------   ------------
Term loan with Standard Charter Bank, Credit
Agricole Indosuez and Gerald Metals, Inc.;
interest is stated at LIBOR plus 2% (7.1% at
December 31, 1998) due on December 31, 2001.
Principal payments payable in 11 equal
installments commencing on June 30, 1999;
secured by a first priority mortgage lien on
Olinghouse, Griffon, Copper Flat and Kinsley     $    11,000    $        -

Revolving credit loan with Standard Charter
Bank, Credit Agricole Indosuez and Gerald
Metals, Inc.; interest is stated at LIBOR plus
2% (7.1% at December 31, 1998) due April 30,
2000; secured by a first priority mortgage
lien on Olinghouse, Griffon, Copper Flat and
Kinsley                                                6,000             -

Credit facility with Gerald Metals, Inc. and BHF
Bank; interest at LIBOR plus 2% (7.8% at
December 31, 1997) due March 31, 1999.  Paid
in May 1998                                                -         8,500

Credit facility with The First National Bank of
Ely due in one principal payment of $1.4
million on January 2, 2000.  Interest payable
quarterly at an annual rate of 12.0%; secured
by property                                            1,400         1,400

Convertible debentures maturing April 14, 2000.
Interest payable quarterly at an annual rate
of 4.0%; unsecured                                     3,350         8,250

Notes payable; interest at various rates of 7.6%
to 11.8%; due at various dates between April
1999 and October 2003; secured by equipment
                                                       7,452         1,242
                                                 ------------   -----------
                                                      29,202        19,392
Less- current portion                                 (4,821)       (7,482)
                                                 ------------   -----------
Total long-term debt                             $    24,381    $   11,910
                                                 ============   ===========

     On April 30, 1998, the Company entered into a revolving credit and term loan agreement with Standard Chartered Bank, Credit Agricole Indosuez, and Gerald Metals, Inc. to borrow up to $17,000,000. The Company used approximately $8,500,000 of the credit facility to repay certain indebtedness due to Gerald
Metals and BHF Bank. The remaining funds were used for the construction and pre production at Olinghouse, working capital and the payment of certain expenses. Borrowings from the credit facility accrues interest at LIBOR plus two percent. Interest is payable monthly and principal is payable in eleven equal installments commencing on June 30, 1999. The credit facility is secured by a first priority on tangible and intangible property of the Company. The credit facility contains certain financial covenants including a requirement for Minimum Net Worth, Minimum Current Ratio, Maximum Leverage Ratio, Minimum EBITDA to Interest Expense, Minimum EBITDA to Interest Expense and Principal and Maximum Allowable Capital Expenditures, as defined. As of December 31, 1998, the Company was not in compliance with the Minimum Current Ratio and Maximum Leverage Ratio. On March 12, 1999, the Company obtained a waiver with respect to the Company's noncompliance as of December 31, 1998 from Standard Chartered Bank, Credit Agricole Indosuez, and Gerald Metals, Inc.

     On April 14, 1997, the Company completed a private placement of $10,000,000 in convertible debentures (the "Debentures") to a small group of accredited investors. The Debentures accrue interest at an annual rate of four percent and mature on April 14, 2000. The Debentures may be converted into the Company's common stock at a conversion price equal to the lesser of (1) 90% of the average of the closing bid prices of the Company's common stock for the five trading days preceding a notice of conversion, or (2) $4.00. As a result of the conversion feature, the Company recorded $1,111,000 imputed interest payable and the related expense was capitalized as deferred development. Due to conversions, the imputed interest decreased to 372,000 at December 31, 1998. The Debentures contain certain covenants that impose restrictions on the ability of the Company to, among other things, pay dividends on or repurchase the Company's common stock. As of December 31, 1998, $6,650,000 of the convertible debentures have been converted into 4,274,253 shares of the Company's common stock.

     Under the terms of the Debentures, the Company must not issue more than 5,779,695 shares of its common stock (the "Maximum Share Amount"), unless the Company has obtained stockholder approval or a waiver by the Nasdaq Stock Market. In lieu of any conversion of shares in excess of the Maximum Share Amount, the Company must pay the holders of the Debentures 111% of the outstanding principal amount plus accrued and unpaid interest. Based on a conversion price of $.99 (90% of the average closing bid price of the Company's common stock for the five trading days preceding March 13, 1999 or $1.10), the Company would be obligated to pay holders of the debentures a total of $2,060,000 if the holders were to convert all of the outstanding Debentures ($3,350,000 in the aggregate principal amount as of March 13, 1999). The amount payable to holders of the Debentures, if any, will increase or decrease depending on the average closing bid price of the Company's common stock. If the average closing bid price of the Company's common stock were $2.47 or above, a conversion of all the outstanding Debentures would not exceed the Maximum Share Amount and no payment to holders in lieu of a conversion of shares would be required. To date, the Company had not requested stockholder approval for the issuance of shares in excess of the Maximum Share Amount.

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

     In management's opinion, the fair market value of long-term debt approximated book value at December 31, 1998 and 1997. The fair value of long-term debt is based on the present value of expected future cash flows discounted by the Company's estimated incremental borrowing rate.

     At December 31, 1998 maturities of the Company's long-term debt are as follows (in thousands):


         Year ending December 31,
              1999                      $      4,821
              2000                            16,444
              2001                             5,667
              2002                             1,357
              2003                               913
                                        ------------
                                        $     29,202
                                        ============

(7)  INCOME TAXES

     The components of the net deferred tax asset (liability) as of December 31, 1998 and 1997, are summarized as follows (in thousands):


                                                    1998            1997
                                                ------------    -----------
Deferred tax assets:
   Net operating loss carryforwards             $    13,138     $   10,825
   Impaired assets                                    3,252              -
   Reclamation and other reserves                       361            309
   Other                                                131             69
                                                ------------    -----------
                                                     16,882         11,203
   Less - valuation allowance                        (7,938)        (5,103)
                                                ------------    -----------
   Total deferred tax assets                          8,944          6,100
                                                ------------    -----------
Deferred tax liabilities:
   Depreciation, depletion and amortization          (8,944)        (6,100)
   Alternative minimum taxes                           (662)          (662)
                                                ------------    -----------
   Total deferred tax liabilities                    (9,606)        (6,762)
                                                ------------    -----------
     Net deferred income taxes                  $      (662)    $     (662)
                                                ============    ===========


     SFAS No. 109 requires the recognition of future tax benefits of deferred tax assets related to net operating loss carryforwards and certain temporary differences to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied. At December 31, 1998 and 1997, the Company determined that $7,938,000 and $5,103,000, respectively, of
previously   unrecognized  tax  benefits  did  not  satisfy   the
recognition criteria set forth in SFAS No. 109 because of the Company's history of prior operating results; therefore, a valuation allowance was recorded to reserve the applicable deferred tax assets. During the year ended December 31, 1998, no income tax benefit was recognized as realization of such benefits were not considered more likely than not under the criteria established by SFAS No. 109. During the years ended December 31, 1997 and 1996, no income tax provision was recognized due to utilization of net operating loss carryforwards.

     The following is a reconciliation  between  the   "expected"
provision for income taxes using the statutory Federal income tax rate (35%) and the provision for income taxes for each of the three years ended December 31, 1998 (in thousands):


                                                       1998        1997        1996
                                                    ----------  ---------   ----------
Computed "expected" provision for income
  taxes at the Federal statutory rate               $  (2,945)  $     668   $   1,136
Net operating loss B no benefit recorded                2,938           -           -
Utilization of net operating loss carryforwards             -        (564)     (1,140)
Exercise of non-qualified stock options                     -        (107)          -
Other                                                       7           3           4
                                                    ----------  ----------  ----------
Provision for income taxes                          $       -   $       -   $       -
                                                    ==========  ==========  ==========

     As of December 31, 1998 the Company had the following income tax carryforwards available for income tax purposes (in thousands):


                                        EXPIRATION
                                          DATES           AMOUNTS
                                     ---------------     ----------
Federal regular tax operating loss
  carryforwards                      2005 to 2018        $  37,536

Federal AMT operating loss
  carryforwards                      2007 to 2018        $   6,168


(8)  RECLAMATION AND ENVIRONMENTAL COSTS

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

     The Company's mining exploration, development and operational activities are subject to Federal, state and local laws as well as various governmental agency regulations that require the Company to protect the environment. The laws and regulations governing mining operations are continually changing and
generally  are  becoming  more   restrictive.   Consequently,  the
Company's current estimates of its reclamation obligations and its current level of expenditures to perform ongoing reclamation may change in the future. At the present time, however, the Company cannot predict the outcome of future regulation or its impact on costs. Failure to comply with applicable laws and regulations can result in delays in operations, injunctive actions and damages as well as civil and criminal penalties. To the extent that planned production on its properties is delayed, interrupted or discontinued because of regulation; future earnings of the Company would be adversely affected. The Company believes its operations are presently in substantial compliance with applicable air and water quality laws and regulations.

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

Company to hold restricted deposits at financial institutions or with the appropriate agency to ensure that adequate funds will be available to meet estimated future reclamation costs. Such deposits, totaling $400,000 and $382,000 as of December 31, 1998 and 1997, respectively, are classified as other assets in the accompanying balance sheets. During 1997, the Company enlisted the services of a bonding company to collateralize a portion of reclamation bonds previously held in financial institutions as restrictive deposits.

(9)  COMMITMENTS AND CONTINGENCIES

     LITIGATION

     The Company is the subject of legal proceedings in various stages, which it considers routine to its business activities. It is management's opinion that these matters will not have a material adverse effect on the Company's financial position or results of operations.

     PURCHASE COMMITMENT

     The Company formerly rented office facilities in Ely, Nevada. In 1994, it exercised an option to purchase these facilities. The option provides for payments of $200,000 in cash, 100,000 shares of restricted common stock of the Company, and a $1,000,000 note
payable,  payable  in six annual installments  with   interest  at
prime plus 1% ( 9.5% at December 31, 1998). The Company has made the initial $200,000 non-refundable payment under terms of the
option.   However, before the Company acquires the  property,  the
seller  is responsible for addressing certain title  issues.   The
Company  is  awaiting the resolution of the  title  issues  before
completing  the  purchase.  The $200,000   is  included  in  other
assets in the accompanying balance sheets.

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

     In conjunction with the acquisition of the Olinghouse gold property, the Company assumed mineral leases for land on which most of the resource occurs. Payments of mineral leases in 1998, 1997 and 1996 totaled $240,000, $478,000 and $460,000, respectively. At December 31, 1998, minimum lease payments under these leases are as follows (in thousands):


          Year ending December 31,
               1999                        $     201
               2000                              212
               2001                              219
               2002                              220
               2003                              901
               Thereafter                      1,386
                                           ---------
                                           $   3,139
                                           =========

     OPERATING LEASES

     The Company leases its corporate headquarters in Henderson, Nevada. Under the terms of the lease, the Company is required to make monthly rent payments which increase annually based on the increase in the consumer price index, with each annual increase to be no less than 4% and no more than 8%. Rental expense which is included in general and administrative expenses was $114,000, $109,000 and $105,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

(10)  EMPLOYEE BENEFIT PLANS

     401(K) PLAN

     The  Company  has a  deferred compensation plan  pursuant to
Section 401(k) of the Internal Revenue Code for all regular full-time employees who have reached the age of 21 and completed one year of service. The Company's contributions to the plan are at the discretion of the Company's Board of Directors. It has been the Company's policy to match the participant's voluntary salary deferrals at the rate of 100% to a maximum of 5% of pay. Amounts expensed under the plan for the years ended December 31, 1998, 1997 and 1996 totaled $155,000, $154,000, and $130,000, respectively.

     STOCK-BASED COMPENSATION PLANS

     The Company has adopted the 1994 Employee Stock Option Plan and the 1997 Employee Stock Option Plan. In addition, the Company has granted options pursuant to various employment agreements.

     1994 Plan - In June 1994, the Company's stockholders approved the 1994 Plan, under which all employees of the Company, as well as persons who perform substantial services for or on behalf of the Company, are eligible to receive options to purchase shares of the Company's common stock. The Company reserved 1,000,000 shares of common stock for issuance under the 1994 Plan and the Company's Board of Directors were authorized to establish a committee to administer all aspects of the 1994 Plan, including selection of people to receive options, the number of options to be granted (up to a maximum of 1,000,000) and the establishment of the general terms of each option grant. The options were granted in 1994 and 1995 and vest over periods ranging from two to four years and are exercisable over a period of ten years. No options were granted in 1998.

     1997 Plan - In June 1997, the Company's stockholders approved the 1997 Plan, under which all employees of the Company, as well as persons who perform substantial services for or on behalf of the Company, are eligible to receive options to purchase shares of
the  Company's  common  stock.   The  Company  reserved  1,000,000
shares of common stock for issuance under the 1997 Plan and the Company's Board of Directors were authorized to establish a committee to administer all aspects of the 1997 Plan, including selection of people to receive options, the number of options to be granted (up to a maximum of 1,000,000) and the establishment of the general terms of each option grant. The options granted in 1997 vest over periods ranging from one to four years and are exercisable over a period of ten years. No options were granted in 1998.

     In 1995, the Company entered into three-year employment agreements with the CEO, CFO, and the former Vice President of Engineering and Construction. Under the terms of the employment agreements, the three officers were granted options to purchase 375,000, 120,000, and 90,000 shares of common stock, respectively, at a price of $.75 per share. The options become exercisable ratably over a three-year period and are exercisable over a period of ten years.

     The Company accounts for these stock options under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, under which compensation cost is determined as the difference in the fair market value of the shares on the date the options are granted and the exercise price of the options. For the years ended December 31, 1998, 1997 and 1996, had the compensation cost for these plans been determined consistent with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


                                   1998           1997           1996
                              -------------  -------------  -------------
Net Income
   As reported                $ (8,415,000)  $   1,907,000  $   3,247,000
                              =============  =============  =============
   Pro forma                  $ (8,588,000)  $   1,598,000  $   3,024,000
                              =============  =============  =============
Basic EPS
   As reported                $       (.26)  $         .06  $         .11
                              =============  =============  =============
   Pro forma                  $       (.26)  $         .05  $         .11
                              =============  =============  =============
Diluted EPS
   As reported                $       (.26)  $         .06  $         .11
                              =============  =============  =============
   Pro forma                  $       (.26)  $         .05  $         .10
                              =============  =============  =============

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     A summary of the status of the Company's 1994 and 1997 Plans and options related to employment agreements for each of the three years in the period ended December 31, 1998 is presented in the table and narrative below (shares in thousands):


                                    1996                 1997                 1998
                            -------------------  -------------------   -------------------
                                      WTD. AVG.            WTD. AVG.             WTD. AVG.
                             SHARES   EX. PRICE   SHARES   EX. PRICE   SHARES    EX. PRICE
                            --------  ---------  --------  ---------  --------   ---------
Outstanding,
 beginning of year              2,165      $1.08     2,067      $1.07     2,437       $1.10
  Granted                           -          -       405      $1.25         -           -
  Exercised                       (98)     $1.34       (35)     $1.29        (4)      $1.34
  Canceled                          -          -         -          -         -           -
                             --------             --------             --------
Outstanding, end of year        2,067      $1.07     2,437      $1.10     2,433       $1.07
                             ========             ========             ========
Exercisable at end of year      1,232      $1.00     1,603      $1.03     2,079       $1.05
                             ========             ========             ========
Weighted average fair value
 of options granted          $      -             $    .85             $      -
                             ========             ========             ========

     At December 31, 1998, 1,160,000  of  the  2,433,000  options outstanding have a weighted average exercise price of $.75 and a weighted average remaining contractual life of 5.1 years. All of these options are exercisable. The remaining 1,273,000 options outstanding have exercise prices between $1.25 and $1.72, with a weighted average exercise price of $1.41 and a weighted average remaining contractual life of 6.1 years. 919,000 of these options are exercisable and their weighted average exercise price is $1.44. At December 31, 1998, 595,000 options were available for grant under the 1997 Plan.

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

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.8% to 6.5%; expected dividend yield of 0.0 percent; expected life of
3.0 to 4.0 years; expected volatility of 49 to 90 percent for each of the years ended December 31, 1998, 1997, and 1996.

(11)  STOCKHOLDERS' EQUITY

     NON-EMPLOYEE DIRECTOR STOCK OPTION AND STOCK COMPENSATION
     AGREEMENTS

    In 1998, the Company granted options to purchase 50,000 shares of the Company's common stock at a price of $1.50 per share, to directors as directors' compensation under the Director Stock Option Plan. The options became exercisable immediately and remain exercisable for a period of ten years from the grant date and expire 90 days after a director leaves the Company's board. Compensation cost of $41,000 was recognized based on the fair value of the options.

     In December 1996, the Company granted options to purchase 35,000 shares of the Company's common stock at a price of $3.53 per share to directors as directors' compensation under the Director Stock Option Plan. The options became exercisable immediately and remain exercisable for a period of ten years from the grant date and expire 90 days after a director leaves the Company's board. Compensation cost of $38,000 was recognized based on the fair value of the options. During 1997, 10,000 options expired.

     During the years ended December 31, 1998, 1997 and 1996, the
Company issued 0, 0, and 50,833 shares, respectively, of its restricted common stock to directors as directors' compensation.

     OTHER NON-EMPLOYEE STOCK OPTIONS

     In May 1998, the Company granted Gerald Metals an option to purchase 450,000 shares of the Company's common stock at a price of $1.78 per share in connection with services rendered in obtaining the $17,000,000 revolving credit and term loan (see
Note 6). The option became exercisable immediately and remains exercisable for a period of five years from the grant date. The Company capitalized the fair value of these options, totaling $441,000, as deferred financing fees and is amortizing this cost over the life of the loan.

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

     NON-EMPLOYEE STOCK WARRANTS

     The Company issued 318,222 warrants with an exercise price of
2.36  per  share  in  March  1998 and  283,225  warrants  with  an exercise price of $2.33 per share in September 1998 in exchange for extending the maturity date of the Debentures by one year. Extending the maturity date was an underlying requirement for obtaining the $17,000,000 revolving credit and term loan
agreement   (See   Note  6).   The  warrants  became   exercisable
immediately and remain exercisable for a period of five years from the grant date. The Company capitalized the fair value of these warrants, totaling $594,000, as deferred financing fees and is amortizing this cost over the life of the loan.

     In November 1997, the Company issued 232,000 warrants with an exercise price of $2.18 per share in exchange for extending the maturity date of the Debentures by one year (see Note 6). These warrants became exercisable immediately and remain exercisable for a period of three years from the grant date. The Company capitalized the fair value of these options, totaling $72,000, as deferred development for the Olinghouse mine and is amortizing the costs based on the units of production method consistent with all deferred development.

     In June 1996, the Company issued 400,000 warrants with an exercise price of $4.00 per share as part of a settlement to retire subordinated debentures issued in conjunction with the acquisition of Copper Flat (see Notes 1 and 6). These warrants became exercisable immediately and remain exercisable for a period of five years from the grant date.

     In November 1995, the Company issued 50,000 warrants to purchase shares of its common stock at an exercise price of $2.00 per share to an investment company in connection with a loan made to the Company. These warrants expired 1998.

(12) EARNINGS PER SHARE

     The Company's stock options, warrants and Debentures outstanding as of December 31, 1998 are antidilutive and have been excluded from the diluted loss per share calculation for the year ended December 31, 1998. The diluted earnings per share calculation for the years ended December 31, 1997 and 1996 are as follows:


                                           FOR THE YEAR ENDED 1997
                                   ----------------------------------------
Net Income                         $    1,907,000
                                   --------------
BASIC EARNINGS PER SHARE           $    1,907,000   29,477,000  $       .06
                                                                ===========
Options issued to executives,
employees and others                            -    1,602,000
Convertible debt                                -    2,154,000
                                   --------------  -----------
DILUTED EARNINGS PER SHARE
Income available to stockholders
  plus assumed conversions         $    1,907,000   33,233,000  $       .06
                                   ==============  ===========  ===========



                                             FOR THE YEAR ENDED 1996
                                   ----------------------------------------
Net Income                         $    3,247,000
                                   --------------
BASIC EARNINGS PER SHARE           $    3,247,000   28,765,000  $       .11
                                                                ===========
Options issued to executives,
  employees and others                          -    1,646,000
                                   --------------  -----------
DILUTED EARNINGS PER SHARE
Income available to stockholders
  plus assumed conversions         $    3,247,000   30,411,000  $       .11
                                   ==============  ===========  ===========


     Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share includes the dilution for stock options, warrants, and the conversion of the Debentures upon issuance on April 10, 1997.

     The Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. As a result, the Company's reported earnings per share for 1996 was restated. The effect of this accounting change on previously reported earnings per share (EPS) data was as follows:


    Per share amounts                    1996
                                       --------
    Primary EPS as reported            $    .11
    Effect of SFAS No. 128                    -
    Basic EPS as restated              $    .11
                                       ========
    Fully diluted EPS as reported      $    .11
    Effect of SFAS No. 128                    -
    Diluted EPS as restated            $    .11
                                       ========

     Had the Company shown the effects of stock options, warrants and Debentures that were antidilutive, 3,187,000, 909,000 and 227,000 in additional shares would have been included in the weighted average shares outstanding for the years ended December 31, 1998, 1997 and 1996, respectively.

     For the year ending December 31, 1998, the Company had weighted average common shares outstanding of 32,566,307.

(13) RELATED PARTY TRANSACTIONS

     DIRECTORS' COMPENSATION

     At December 31, 1998 and  1997,  the  Company  had   accrued
compensation   totaling  approximately   $50,000   and   $50,000,
respectively, for non-employee directors of the Company.

     EMPLOYMENT AGREEMENTS

     The three-year employment agreements with the CEO and CFO, provide for an annual salary (including increases), incentive compensation, benefits and stock options (see Note 10). The agreements also include termination and anti-takeover provisions which provide for a payment to both officers based on prior compensation, in the event of a change in control of the Company.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      This information is incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") in connection with the Company's Annual Meeting of Stockholders to be held on June 11, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

      This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Company's Annual Meeting of Stockholders to be held on June 11, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

      This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Company's Annual Meeting of Stockholders to be held on June 11, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Company's Annual Meeting of Stockholders to be held on June 11, 1999.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON
          FORM 8-K

                                                             PAGE
                                                             ----
(a)   1.     Financial Statements:

             See Index to Financial Statement                  34

      2.     Financial Statement Schedules:

             None required.

(b)   Reports on Form 8-K:

             None.


(c) Exhibits:

      The   following   listed   documents  are  included  herein
or   have   been incorporated  by reference from previous reports
filed with the Securities  and Exchange Commission:

    3.01   Restated Articles of Incorporation of Alta Gold Co. <F1>

    3.02   Restated Bylaws of Alta Gold Co. <F2>

    4.01   See Exhibit 3.01

    4.02   See Exhibit 3.02

    4.03   See Exhibit 10.14

    4.04   See Exhibit 10.15

    4.05   See Exhibit 10.24

    4.06   See Exhibit 10.27

    4.07   See Exhibit 10.29

    4.08   See Exhibit 10.30

    4.09   See Exhibit 10.40

    4.10   See Exhibit 10.41

    4.11   See Exhibit 10.42

    4.12   See Exhibit 10.44

    10.01  Exchange  Agreement dated June 30, 1988, by and  among
           Silver  King  Mines, Inc., Pacific Silver Corporation,
           Alta  Gold  Co.  ("Alta"), NERCO Minerals Company, and
           Resource Associates of Alaska ("RAA") relating to the exchange of Alta's interest in the Taylor Property with RAA for an undivided one-half interest in the Shoshone Property. <F1>

    10.02  Master  Agreement  between  the  Company, Magma Copper
           Company  and  Magma Nevada  Mining Company dated as of
           December  14, 1990. <F2>

    10.03  Consent,  Lease   Termination   and   Asset   Transfer
           Agreement  among   the   Echo  Bay Group, Magma Copper
           Company,  Magma  Nevada Mining Company and the Company
           dated as of December 14, 1990. <F2>

    10.04  Limited Partnership Agreement among the Company, Magma
           Nevada  Mining  Company  and Magma Limited Partner Co.
           dated as of March 13, 1991. <F2>



    10.05  Option   Agreement   between  the Company  and   Magma
           Nevada Mining Company dated March 13, 1991 relating to
           Put  and  Call  options  on  interest  in the Robinson
           Property. <F2>

    10.06  Irrevocable  Trust   Agreement   and   Assignment   of
           Partnership  Units  to  Trustee  dated  March 13, 1991
           between the Company and West One Trust Company.<F2>

    10.07  Provisional   Copper  Production  Payment    Agreement
           between  the  Company  and  Magma Mining Company dated
           December  14, 1990. <F2>

    10.08  Provisional  Gold Production Payment Agreement between
           the   Company    and   Magma   Mining   Company  dated
           December 14,  1990. <F2>

    10.09  Letter  Agreement  among the Company, Kennecott, Magma
           and  the   Echo  Bay  Group  concerning  environmental
           liability   and    expenditures    on   the   Robinson
           Property. <F2>

    10.10  Employment  Agreement  between  Alta   Gold   Co.  and
           Robert N. Pratt dated October 15, 1991. <F4>

    10.11  Employment  Agreement  between  Alta  Gold   Co.   and
           John  A. Bielun dated October 18, 1992. <F4>

    10.12  Asset  Purchase  Agreement  between  Alta Gold Co. and
           Gold Express Corporation dated June 14, 1994 <F7>

    10.13  Two  year  6%  Subordinated  Convertible Debenture due
           June 14, 1996 issued by Alta Gold Co. to Gold  Express
           Corporation dated June 14, 1994. <F7>

    10.14  Four  year  6%  Subordinated Convertible Debenture due
           June 14, 1998 issued by Alta Gold Co. to Gold  Express
           Corporation dated June 14, 1994. <F7>

    10.15  Fourteen  year  Subordinated Zero Coupon Debenture due
           June 14, 2008 issued by Alta Gold Co. to Gold  Express
           Corporation dated June 14, 1994.<F7>

    10.16  Provisional   Copper  Production   Royalty   Agreement
           between  Alta  Gold  Co.  and Gold Express Corporation
           dated June  14, 1994. <F7>

    10.17  Agreement by and  among Alta Gold  Co., Cobb Resources
           Corporation and Hydro Resources Corporation in regard to the royalty on the Copper Flat Property effective
           June 14, 994. <F7>

    10.18 Agreement for Purchase and Sale of Mining Claims between Alta Gold Co. and Phelps Dodge Mining Company effective July 8, 1994. <F8>

    10.19  Agreement  for Purchase and Sale of Mining Claims  between
           Alta Gold Co. and Cominco American Resources Incorporated and USMX, INC, dated April 14, 1994. <F11>



    10.20 Agreement for Purchase and Sale of Mining Claims between Alta Gold Co. and Griffon Resources, Inc.
           effective October 14, 1994. <F11>

    10.21  Facility  Agreement  between  Gerald  Metals, Inc. and
           Alta Gold Co. dated March 28, 1995. <F9>

    10.22  Margin  Agreement between Gerald Metals, Inc. and Alta
           Gold Co. dated March 28, 1995. <F9>

    10.23  Purchase/Refining  Agreement  between  Gerald  Metals,
           Inc. and Alta Gold Co. dated March 28, 1995. <F9>

    10.24  Stock Option Agreement between Gerald Metals, Inc. and
           Alta Gold Co. dated March 28, 1995. <F9>

    10.25  Employment  Agreement  between  Alta   Gold   Co.  and
           Robert N. Pratt dated June 9, 1995. <F10>

    10.26  Employment Agreement between Alta Gold Co. and John A.
           Bielun dated June 9, 1995. <F10>

    10.27  Promissory  Note  with  U.S.  Bank  of   Nevada  dated
           September 18, 1995. <F10>

    10.28  Employment  Agreement  between  Alta   Gold   Co.  and
           James S. Goff dated June 9, 1995. <F12>

    10.29  Loan  Agreement  dated  May  31,  1996   between  Alta
           Gold Co. and Gerald Metals, Inc. <F13>

    10.30  Stock  Option  Agreement  dated  May  31, 1996 between
           Gerald Metals, Inc. and Alta Gold Co. <F13>

    10.31 Settlement Agreement dated June 28, 1996 by and between Alta Gold Co. and StarTronix International,
           Inc.,  the  successor  in  interest  to  Gold  Express
           Corporation. <F14>

    10.32  Warrant  to  purchase  400,000 shares of Alta Gold Co.
           common stock  granted on June 28, 1996 to   StarTronix
           International, Inc. <F14>

    10.33  Loan Agreement dated April 10, 1997, by and among Alta
           Gold   Co.,   Gerald  Metals,  Inc.  and  BHF  -  Bank
           Aktiengesellschaft, New York Branch. <F16>

    10.34  Deed  of  Trust  With   Assignment   of   Rents    and
           Royalties,  Security Agreement and Financing Statement
           (Nevada)  dated April 10, 1997, made by Alta Gold  Co.
           as  Trustor,  to  First  American   Title  Company  of
           Nevada as Trustee for the benefit  of  Gerald  Metals,
           Inc.  and  BHF  -  Bank Aktiengesellschaft,  New  York
           Branch  as  beneficiaries. <F16>



    10.35  Security  Agreement dated April 10, 1997, by and among
           Alta Gold Co., Gerald Metals, Inc.  and   BHF  -  Bank
           Aktiengesellschaft, New York Branch.<F16>

    10.36  Secured  Promissory Note dated April 10, 1997, made by
           Alta Gold Co. in favor of Gerald Metals, Inc. in the principal amount of $4,250,000. <F16>

    10.37  Secured  Promissory Note dated April 10, 1997, made by
           Alta   Gold    Co.    in    favor   of   BHF   0  Bank
           Aktiengesellschaft,  New  York Branch in the principal
           amount of $4,250,000. <F16>

    10.38  Agreement  dated  April  10, 1997, by and between Alta
           Gold Co. and Gerald Metals, Inc. regarding future contracts for the sale and purchase of gold and gold options. <F16>

    10.39  Purchase/Refining  Agreement  dated April 10, 1997, by
           and  between   Alta   Gold Co. and Gerald Metals, Inc.
           regarding the sale of gold to Gerald Metals, Inc.; and
           Addendum  1  to   Purchase/Refining   Agreement  dated
           April 10, 1997 <F16>

    10.40  Securities  Purchase  Agreement  dated April 14, 1997, by  and  among  Alta  Gold  Co.  and RGC International
           Investors,  LDC, The   Tailwind  Fund,  Ltd., European
           American Securities Account Client, Keyway Investments
           Ltd.,  Olympus  Securities,  Ltd., Nelson Partners and
           Halifax, L.P. <F17>

    10.41  Form of Convertible  Debentures dated  April 14, 1997,
           issued  by  Alta  Gold  Co.,   contained   in  Exhibit
           10.40. <F17>

    10.42  Registration Rights Agreement dated April 14, 1997, by
           and  among  Alta  Gold  Co.  and   RGC   International
           Investors,  LDC, The   Tailwind  Fund,  Ltd., European
           American   Securities   Account     Client,     Keyway
           Investments  Ltd.,  Olympus  Securities,  Ltd., Nelson
           Partners   and   Halifax,   L.P., contained in Exhibit
           10.40. <F17>

    10.43 Debenture Payoff and Royalty Termination Agreement dated May 12, 1997 between Alta Gold Co. and Star
           Tronix International, Inc. <F18>

    10.44  Form  of Master Agreement dated November 11,  1998, by
           and  among  Alta  Gold  Co.   and   RGC  International
           Investors,   LDC,  The   Tailwind  Fund,  Ltd., Keyway
           Investments  Ltd.,  Olympus Securities,  Ltd.,  Nelson
           Partners   and   Halifax,   L. P., including  form  of
           Warrant to Purchase Shares  of  Common Stock  and form
           of  First  Amendment  to Convertible Debenture. <F19>

    10.45  Interim  Loan  and  Security Agreement dated April 16,
           1998,  between  U. S.  Bancorp Leasing & Financial and
           Alta Gold Co. <F20>

    10.46  Revolving  Credit  and  Term  Loan   Agreement   among
           Standard  Chartered   Bank,  Credit Agricole Indosuez,
           Gerald  Metals,  Inc.   and   Alta   Gold   Co.  dated
           April 30, 1998. <F20>

    10.47  Employment  Agreement  between  Alta   Gold   Co.  and
           Joseph  A. Pescio dated February 17, 1998. <F21>



    10.48  Employment  Agreement  between  Alta   Gold   Co.  and
           Robert  N. Pratt dated September 11, 1998. <F21>

    10.49  Employment Agreement between Alta Gold Co. and John A.
           Bielun dated September 11, 1998. <F21>

    21.01  Subsidiaries of the Company. <F5>

    23.01  Consent of Arthur Andersen LLP.

    23.02  Consent of Pincock, Allen & Holt.

    27.01  Financial Data Schedule.

    99.01  Court   stipulated  Escrow  Agreement re: Mase Westpac
           litigation. <F3>

    99.02  Settlement  Agreement and Mutual Release dated May 23,
           1994 by Republic Mase Bank Limited, Republic Mase Inc.
           and Alta Gold Co. <F6>

_______________

<F1> Incorporated by reference to Form 10-K (file no. 2-2274) for the fiscal year ended March 31, 1988.

<F2> Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1990.

<F3> Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1991.

<F4> Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1992.

<F5> Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1993.

<F6>  Incorporated  by reference to Form 8-K  (file  no.  2-2274)
dated May 23, 1994.

<F7>  Incorporated  by reference to Form 8-K  (file  no.  2-2274)
dated June 14, 1994.

<F8>  Incorporated  by reference to Form 8-K  (file  no.  2-2274)
dated July 8, 1994.

<F9> Incorporated by reference to Form 10-Q (file no. 2-2274) for the quarter ended June 30, 1995.

<F10>Incorporated by reference to Form 10-Q (file no. 2-2274) for the quarter ended September 30, 1995.

<F11>Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1994.

<F12>Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1995.

<F13>Incorporated  by  reference to Form 8-K  (file  no.  2-2274)
dated May 31, 1996.

<F14>Incorporated by reference to Form 10-Q (file no. 2-2274) for the quarter ended June 30, 1996.

<F15>Incorporated  by  reference to Form 8-K  (file  no.  2-2274)
dated January 20, 1997.

<F16>Incorporated  by  reference to Form 8-K  (file  no.  2-2274)
dated April 10, 1997.

<F17>Incorporated  by  reference to Form 8-K  (file  no.  2-2274)
dated April 14, 1997.

<F18>Incorporated by reference to Form 10-Q (file no. 2-2274) for the quarter ended June 30, 1997.

<F19>Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1997.

<F20>Incorporated by reference to Form 10-Q (file no. 2-2274) for the quarter ended March 31, 1998.

<F21>Incorporated by reference to Form 10-Q (file no. 2-2274) for the quarter ended September 30, 1998.


                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ALTA GOLD CO.


                                By:  /s/ Robert N. Pratt
                                     ---------------------------
                                     Robert N. Pratt,
                                     Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

      SIGNATURE                        TITLE                        DATE
      ---------                        -----                        ----


/s/ Robert N. Pratt      Chairman, President, Chief Executive  March 30, 1999
----------------------   Officer & Director
Robert N. Pratt


/s/ John A. Bielun       Principal Financial Officer and       March 30, 1999
----------------------   Principal Accounting Officer
John A. Bielun


/s/ Ralph N. Gilges      Director                              March 30, 1999
----------------------
Ralph N. Gilges


/s/ Thomas A. Henrie     Director                              March 30, 1999
----------------------
Thomas A. Henrie


/s/ John A. Keily        Director                              March 30, 1999
----------------------
John A. Keily


/s/ Jack W. Kendrick     Director                              March 30, 1999
----------------------
Jack W. Kendrick


/s/ Thomas D. Mueller    Director                              March 30, 1999
----------------------
Thomas D. Mueller



                          EXHIBIT INDEX

EXHIBIT NO.               DESCRIPTION                                          PAGE NO.
-----------               -----------                                          --------
   3.01      Restated Articles of Incorporation of Alta Gold Co. <F1>

   3.02      Restated Bylaws of Alta Gold Co. <F2>

   4.01      See Exhibit 3.01

   4.02      See Exhibit 3.02

   4.03      See Exhibit 10.14

   4.04      See Exhibit 10.15

   4.05      See Exhibit 10.24

   4.06      See Exhibit 10.27

   4.07      See Exhibit 10.29

   4.08      See Exhibit 10.30

   4.09      See Exhibit 10.40

   4.10      See Exhibit 10.41

   4.11      See Exhibit 10.42

   4.12      See Exhibit 10.44

   10.01     Exchange  Agreement dated June 30, 1988, by and  among
             Silver  King  Mines, Inc., Pacific Silver Corporation,
             Alta  Gold  Co.  ("Alta"), NERCO Minerals Company, and
             Resource Associates of Alaska ("RAA") relating to the exchange of Alta's interest in the Taylor Property with RAA for an undivided one-half interest in the Shoshone Property. <F1>

   10.02     Master  Agreement  between  the  Company, Magma Copper
             Company  and  Magma Nevada  Mining Company dated as of
             December  14, 1990. <F2>

   10.03     Consent,  Lease   Termination   and   Asset   Transfer
             Agreement  among   the   Echo  Bay Group, Magma Copper
             Company,  Magma  Nevada Mining Company and the Company
             dated as of December 14, 1990. <F2>

   10.04     Limited Partnership Agreement among the Company, Magma
             Nevada  Mining  Company  and Magma Limited Partner Co.
             dated as of March 13, 1991. <F2>



   10.05     Option   Agreement   between  the Company  and   Magma
             Nevada Mining Company dated March 13, 1991 relating to
             Put  and  Call  options  on  interest  in the Robinson
             Property. <F2>

   10.06     Irrevocable  Trust   Agreement   and   Assignment   of
             Partnership  Units  to  Trustee  dated  March 13, 1991
             between the Company and West One Trust Company.<F2>

   10.07     Provisional   Copper  Production  Payment    Agreement
             between  the  Company  and  Magma Mining Company dated
             December  14, 1990. <F2>

   10.08     Provisional  Gold Production Payment Agreement between
             the   Company    and   Magma   Mining   Company  dated
             December 14,  1990. <F2>

   10.09     Letter  Agreement  among the Company, Kennecott, Magma
             and  the   Echo  Bay  Group  concerning  environmental
             liability   and    expenditures    on   the   Robinson
             Property. <F2>

   10.10     Employment  Agreement  between  Alta   Gold   Co.  and
             Robert N. Pratt dated October 15, 1991. <F4>

   10.11     Employment  Agreement  between  Alta  Gold   Co.   and
             John  A. Bielun dated October 18, 1992. <F4>

   10.12     Asset  Purchase  Agreement  between  Alta Gold Co. and
             Gold Express Corporation dated June 14, 1994 <F7>

   10.13     Two  year  6%  Subordinated  Convertible Debenture due
             June 14, 1996 issued by Alta Gold Co. to Gold  Express
             Corporation dated June 14, 1994. <F7>

   10.14     Four  year  6%  Subordinated Convertible Debenture due
             June 14, 1998 issued by Alta Gold Co. to Gold  Express
             Corporation dated June 14, 1994. <F7>

   10.15     Fourteen  year  Subordinated Zero Coupon Debenture due
             June 14, 2008 issued by Alta Gold Co. to Gold  Express
             Corporation dated June 14, 1994.<F7>

   10.16     Provisional   Copper  Production   Royalty   Agreement
             between  Alta  Gold  Co.  and Gold Express Corporation
             dated June  14, 1994. <F7>

   10.17     Agreement by and  among Alta Gold  Co., Cobb Resources
             Corporation and Hydro Resources Corporation in regard to the royalty on the Copper Flat Property effective
             June 14, 994. <F7>

   10.18 Agreement for Purchase and Sale of Mining Claims between Alta Gold Co. and Phelps Dodge Mining Company effective July 8, 1994. <F8>

   10.19 Agreement for Purchase and Sale of Mining Claims between Alta Gold Co. and Cominco American Resources
             Incorporated and USMX, INC, dated April 14, 1994. <F11>



   10.20 Agreement for Purchase and Sale of Mining Claims between Alta Gold Co. and Griffon Resources, Inc.
             effective October 14, 1994. <F11>

   10.21     Facility  Agreement  between  Gerald  Metals, Inc. and
             Alta Gold Co. dated March 28, 1995. <F9>

   10.22     Margin  Agreement between Gerald Metals, Inc. and Alta
             Gold Co. dated March 28, 1995. <F9>

   10.23     Purchase/Refining  Agreement  between  Gerald  Metals,
             Inc. and Alta Gold Co. dated March 28, 1995. <F9>

   10.24     Stock Option Agreement between Gerald Metals, Inc. and
             Alta Gold Co. dated March 28, 1995. <F9>

   10.25     Employment  Agreement  between  Alta   Gold   Co.  and
             Robert N. Pratt dated June 9, 1995. <F10>

   10.26     Employment Agreement between Alta Gold Co. and John A.
             Bielun dated June 9, 1995. <F10>

   10.27     Promissory  Note  with  U.S.  Bank  of   Nevada  dated
             September 18, 1995. <F10>

   10.28     Employment  Agreement  between  Alta   Gold   Co.  and
             James S. Goff dated June 9, 1995. <F12>

   10.29     Loan  Agreement  dated  May  31,  1996   between  Alta
             Gold Co. and Gerald Metals, Inc. <F13>

   10.30     Stock  Option  Agreement  dated  May  31, 1996 between
             Gerald Metals, Inc. and Alta Gold Co. <F13>

   10.31 Settlement Agreement dated June 28, 1996 by and between Alta Gold Co. and StarTronix International,
             Inc.,  the  successor  in  interest  to  Gold  Express
             Corporation. <F14>

   10.32     Warrant  to  purchase  400,000 shares of Alta Gold Co.
             common stock  granted on June 28, 1996 to   StarTronix
             International, Inc. <F14>

   10.33     Loan Agreement dated April 10, 1997, by and among Alta
             Gold   Co.,   Gerald  Metals,  Inc.  and  BHF  -  Bank
             Aktiengesellschaft, New York Branch. <F16>

   10.34     Deed  of  Trust  With   Assignment   of   Rents    and
             Royalties,  Security Agreement and Financing Statement
             (Nevada)  dated April 10, 1997, made by Alta Gold  Co.
             as  Trustor,  to  First  American   Title  Company  of
             Nevada as Trustee for the benefit  of  Gerald  Metals,
             Inc.  and  BHF  -  Bank Aktiengesellschaft,  New  York
             Branch  as  beneficiaries. <F16>



   10.35     Security  Agreement dated April 10, 1997, by and among
             Alta Gold Co., Gerald Metals, Inc.  and   BHF  -  Bank
             Aktiengesellschaft, New York Branch.<F16>

   10.36     Secured  Promissory Note dated April 10, 1997, made by
             Alta Gold Co. in favor of Gerald Metals, Inc. in the principal amount of $4,250,000. <F16>

   10.37     Secured  Promissory Note dated April 10, 1997, made by
             Alta   Gold    Co.    in    favor   of   BHF   0  Bank
             Aktiengesellschaft,  New  York Branch in the principal
             amount of $4,250,000. <F16>

   10.38     Agreement  dated  April  10, 1997, by and between Alta
             Gold Co. and Gerald Metals, Inc. regarding future contracts for the sale and purchase of gold and gold options. <F16>

   10.39     Purchase/Refining  Agreement  dated April 10, 1997, by
             and  between   Alta   Gold Co. and Gerald Metals, Inc.
             regarding the sale of gold to Gerald Metals, Inc.; and
             Addendum  1  to   Purchase/Refining   Agreement  dated
             April 10, 1997 <F16>

   10.40     Securities  Purchase  Agreement  dated April 14, 1997,
             by  and  among  Alta  Gold  Co.  and RGC International
             Investors,  LDC, The   Tailwind  Fund,  Ltd., European
             American Securities Account Client, Keyway Investments
             Ltd.,  Olympus  Securities,  Ltd., Nelson Partners and
             Halifax, L.P. <F17>

   10.41     Form of Convertible  Debentures dated  April 14, 1997,
             issued  by  Alta  Gold  Co.,   contained   in  Exhibit
             10.40. <F17>

   10.42     Registration Rights Agreement dated April 14, 1997, by
             and  among  Alta  Gold  Co.  and   RGC   International
             Investors,  LDC, The   Tailwind  Fund,  Ltd., European
             American   Securities   Account     Client,     Keyway
             Investments  Ltd.,  Olympus  Securities,  Ltd., Nelson
             Partners   and   Halifax,   L.P., contained in Exhibit
             10.40. <F17>

   10.43 Debenture Payoff and Royalty Termination Agreement dated May 12, 1997 between Alta Gold Co. and Star
             Tronix International, Inc. <F18>

   10.44     Form  of Master Agreement dated November 11,  1998, by
             and  among  Alta  Gold  Co.   and   RGC  International
             Investors,   LDC,  The   Tailwind  Fund,  Ltd., Keyway
             Investments  Ltd.,  Olympus Securities,  Ltd.,  Nelson
             Partners   and   Halifax,   L. P., including  form  of
             Warrant to Purchase Shares  of  Common Stock  and form
             of  First  Amendment  to Convertible Debenture. <F19>

   10.45     Interim  Loan  and  Security Agreement dated April 16,
             1998,  between  U. S.  Bancorp Leasing & Financial and
             Alta Gold Co. <F20>

   10.46     Revolving  Credit  and  Term  Loan   Agreement   among
             Standard  Chartered   Bank,  Credit Agricole Indosuez,
             Gerald  Metals,  Inc.   and   Alta   Gold   Co.  dated
             April 30, 1998. <F20>

   10.47     Employment  Agreement  between  Alta   Gold   Co.  and
             Joseph  A. Pescio dated February 17, 1998. <F21>



   10.48     Employment  Agreement  between  Alta   Gold   Co.  and
             Robert  N. Pratt dated September 11, 1998. <F21>

   10.49     Employment Agreement between Alta Gold Co. and John A.
             Bielun dated September 11, 1998. <F21>

   21.01     Subsidiaries of the Company. <F5>

   23.01     Consent of Arthur Andersen LLP.                                        70

   23.02     Consent of Pincock, Allen & Holt.                                      72

   27.01     Financial Data Schedule.                                               74

   99.01     Court   stipulated  Escrow  Agreement re: Mase Westpac
             litigation. <F3>

   99.02     Settlement  Agreement and Mutual Release dated May 23,
             1994 by Republic Mase Bank Limited, Republic Mase Inc.
             and Alta Gold Co. <F6>

_______________

<F1>  Incorporated by reference to Form 10-K (file no. 2-2274) for the fiscal year ended March 31, 1988.

<F2>  Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1990.

<F3>  Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1991.

<F4>  Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1992.

<F5>  Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1993.

<F6>  Incorporated  by reference to Form 8-K  (file  no.  2-2274)
dated May 23, 1994.

<F7>  Incorporated  by reference to Form 8-K  (file  no.  2-2274)
dated June 14, 1994.

<F8>  Incorporated  by reference to Form 8-K  (file  no.  2-2274)
dated July 8, 1994.

<F9>  Incorporated by reference to Form 10-Q (file no. 2-2274) for the quarter ended June 30, 1995.

<F10> Incorporated by reference to Form 10-Q (file no. 2-2274) for the quarter ended September 30, 1995.

<F11> Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1994.

<F12> Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1995.

<F13> Incorporated  by  reference to Form 8-K  (file  no.  2-2274)
dated May 31, 1996.

<F14> Incorporated by reference to Form 10-Q (file no. 2-2274) for the quarter ended June 30, 1996.

<F15> Incorporated  by  reference to Form 8-K  (file  no.  2-2274)
dated January 20, 1997.

<F16> Incorporated  by  reference to Form 8-K  (file  no.  2-2274)
dated April 10, 1997.

<F17> Incorporated  by  reference to Form 8-K  (file  no.  2-2274)
dated April 14, 1997.

<F18> Incorporated by reference to Form 10-Q (file no. 2-2274) for the quarter ended June 30, 1997.

<F19> Incorporated by reference to Form 10-K (file no. 2-2274) for the year ended December 31, 1997.

<F20> Incorporated by reference to Form 10-Q (file no. 2-2274) for the quarter ended March 31, 1998.

<F21> Incorporated by reference to Form 10-Q (file no. 2-2274) for the quarter ended September 30, 1998.
