Form 10-K/A
period 1998-12-31
ALTA GOLD CO/NV/
filed 1999-04-27
CIK 90350

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-K/A
                        (AMENDMENT NO. 1)
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

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

      DOCUMENTS INCORPORATED BY REFERENCE:  Not applicable.

     The undersigned registrant hereby amends the following items, financial statements, exhibits or portions of its annual report on Form 10-K for the fiscal year ended December 31, 1998, as set forth in the pages attached hereto:

ITEM 3.  LEGAL PROCEEDINGS

     On April 14, 1999, the Company filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code to facilitate the reorganization of the Company's business and the restructuring of its long-term debt and other liabilities. The petition was filed in United States Bankruptcy Court in Reno, Nevada on April 14, 1999. As of that date, the United States Bankruptcy Court for the District of Nevada assumed jurisdiction over the assets of the Company. The Company is acting as debtor-in-possession on behalf of its bankruptcy estate, and is authorized as such to operate its business subject to bankruptcy court supervision.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table lists the names, ages and positions held by all directors and executive officers of the Company as of April 13, 1999. The Board of Directors is separated into three classes, each of which is elected in sequential years for three-year terms. Directors serve until the next annual meeting of stockholders at which members of their class are elected and until their successors have been duly elected or appointed. In light of recent events, including the Company petition for reorganization under Chapter 11 of the Bankruptcy Code, the Company has determined to postpone its annual meeting of stockholders that was originally scheduled for June 11, 1999. Executive officers serve at the discretion of the Board of Directors. There are no family relationships among any directors or executive officers of the Company.


                                                             YEAR FIRST ELECTED
NAME                      AGE     POSITIONS                     OR APPOINTED
----                      ---     ---------                  ------------------

Robert N. Pratt <F1>      68      Chairman of the Board,            1992
                                   Chief Executive Officer,
                                   President

Ralph N. Gilges <F1>      61      Director                          1993

Thomas A. Henrie <F2>     76      Director                          1992

John A. Keily <F2>        62      Director                          1992

Jack W. Kendrick <F3>     55      Director                          1995

Thomas D. Mueller <F3>    59      Director                          1994

John A. Bielun            47      Senior Vice-President and         1992
                                   Chief Financial Officer

Brian K. Jones            47      Vice-President of                 1995
                                   Exploration



                                                             YEAR FIRST ELECTED
NAME                      AGE     POSITIONS                     OR APPOINTED
----                      ---     ---------                  ------------------

Joseph A. Pescio          39      Vice President of                 1998
                                   Operations

Margo R. Bergeson         45      Secretary                         1994

---------------

<F1> Serves in Class I of the Board, which class will be eligible for nomination and election at the 2001 Annual Meeting of stockholders.
<F2> Serves  in Class II of the Board, which class is  eligible for nomination and election at the Annual Meeting.
<F3> Serves  in  Class  III  of the Board, which  class  will  be eligible for nomination and election at the 2000 Annual Meeting of stockholders.

  BUSINESS BIOGRAPHIES

     ROBERT N. PRATT has served as Chairman of the Board, Chief Executive Officer and President of the Company since January 1992, and as a director since July 1987. From October 1987 to October 1990, Mr. Pratt was President and Chief Operating Officer of Bonneville Pacific Corporation. Mr. Pratt was also President of White River Shale Oil Corporation from 1981 to 1985. From 1979 to 1981, he was Senior Vice President of Marketing and Refining of Kennecott Copper Corporation. He held additional positions as General Manager of its Utah Copper Division from 1976 to 1979, and President of Kennecott Sales Corporation from
1972 to 1976. Mr. Pratt is a former Director of the Salt Lake City Branch of the Federal Reserve Bank of San Francisco.

     RALPH N. GILGES has served as a director of the Company since June 1993. Mr. Gilges has over 30 years of experience in mining and manufacturing. Since April 1992, Mr. Gilges has been President and owner of Airdale Pet Services, Inc. and Pet Management of Indiana, Inc. From 1982 to 1991, he was employed by Golden Cat Corporation where he held various positions, including Vice Chairman and Executive Vice President of Operations and Administration. From 1977 to 1982, Mr. Gilges was Vice President-Metallurgy of Bunker Hill Company. He held various positions with Kennecott Copper Corporation from 1974 to 1977, and with Roan Consolidated Mines, Ltd. from 1960 to 1974. Mr. Gilges has also served on the Advisory Board of the College of Mines and Earth Resources-University of Idaho.

     DR. THOMAS A. HENRIE has served as a director of the Company since May 1992. Since 1985, Dr. Henrie has been a principal of The Henrie Group, Salt Lake City, Utah, a firm which provides metallurgical consulting services. Dr. Henrie is a former Chief Scientist, Acting Director, Deputy Director and Associate Director of Mineral and Material Research and Development at the United States Bureau of Mines. Dr. Henrie has authored numerous technical reports and holds fifteen patents in the field of extractive metallurgy. He has served as Chairman of the Extractive Metallurgy Division of the American Institute of Mining Engineers (AIME), Vice President of the AIME and the President of the Metallurgical Society.

     JOHN A. KEILY has served as a director of the Company since March 1992. Mr. Keily has over 30 years of experience in mining and manufacturing. From May 1990 to December 1990, he served as Vice President of Operations of the Company. Mr. Keily was Chief Operations Officer of Bond International Gold from 1988 to 1990, and President of Gulf Minerals Canada and Vice President of Pittsburgh & Midway Coal Company from 1982 to 1988.

     JACK W. KENDRICK has served as a director of the Company since September 1995. Mr. Kendrick has over 30 years of experience in mining, chemical manufacturing, forest products and environmental remediation. Since 1982, Mr. Kendrick has been President of Bunker Limited Partnership,

Kellogg, Idaho. He was President of The Bunker Hill Company from October 1979 to November 1982, and Vice President - Finance from May 1977 to October 1979. From 1974 to 1977, he was Vice President - Finance of Lithium Corporation of America. Mr. Kendrick has served on numerous professional and civic boards including the Idaho Mining Association and the Associated Taxpayers of Idaho.

     THOMAS D. MUELLER has served as a director of the Company since June 1994. Mr. Mueller has served as President of Crown Technology Corporation since 1974. Since 1984, he has also served as President of both Klemm Products Co. and Central Compounding Company, each in Lake Bluff, Illinois. He holds a Doctor of Jurisprudence degree from the Loyola University of Chicago College of Law.

     JOHN A. BIELUN has served as Vice President of Finance and Administration of the Company since October 1992 until he was promoted to Senior Vice-President and Chief Financial Officer in June 1995. He was Vice President of Finance of Allegheny & Western Energy Corporation and President of a wholly-owned subsidiary from May 1989 to October 1992. From November 1987 to April 1989, Mr. Bielun was the Director of Finance and Administration for Burger Boat Company, Inc. Previous employment includes positions with Sun Company, White River Shale Oil Corporation (a Sun Company joint venture) and the Penn Central Corporation. Mr. Bielun is a Certified Public Accountant.

     BRIAN K. JONES has served as a consulting geologist and Chief Geologist of the Company since 1993 until he was promoted to Vice President of Exploration in February 1995. Mr. Jones has over 20 years of experience in mineral exploration in North and South America. From 1988 to 1993, Mr. Jones was an independent consultant in the mining industry for clients including Hecla Mining Company, Kennecott Copper Corporation and BHP-International. Previous employment includes positions with Bear Creek Mining Company and Exxon Minerals Company.

     JOSEPH A. PESCIO has served as General Manager of the Company's Eastern Nevada, Idaho, and Oregon operations since December 1995 until he was promoted to Vice President of
Operations in February 1998. From February 1984 to December 1995, Mr. Pescio was Mine Manager of the Company's Kinsley, Easy Junior and Golden Butte Mines and Project Engineer at the
Company's underground Ward Mine. From 1982 to 1984, he was employed by Kennecott Copper Corporation as a concentrator supervisor at their Utah Copper Division, in an Alaskan exploration program, and in their geotechnical engineering department. Mr. Pescio received a Mining Engineering degree with distinction from the University of Nevada Mackay School of Mines in 1982. He is a Registered Professional Engineer in Nevada and serves as a member of the White Pine County Public Land Users Advisory Committee.

     MARGO R. BERGESON has served as the Director-Investor and Public Relations, the Director-Human Resources and Assistant Secretary of the Company since September 1993, and Secretary of the Company since September 1994. From April 1989 to March 1993, she was employed by Bonneville Pacific Corporation in Investor Relations and later as Manager of Public Relations, Manager Human Resources and Secretary of its wholly-owned subsidiary Recomp, Inc. Ms. Bergeson's background also includes service with White River Shale Oil Corporation, IBM, and several years as an independent business owner.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. and to furnish the Company with copies.

     Based on its review of the copies of such forms received by the Company, or written representations from certain reporting persons, the Company believes that during 1998 all filing requirements under Section 16(a) were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth information with respect to all compensation paid by the Company in 1998, 1997 and 1996 to the Company's Chief Executive Officer and the only other executive officer whose total remuneration exceeded $100,000 for the year ended December 31, 1998.

SUMMARY COMPENSATION TABLE


                                                           LONG-TERM
                                                          COMPENSATION
                                                             AWARDS
                                                           SECURITIES
                                                           UNDERLYING         ALL OTHER
 NAME AND PRINCIPAL POSITION       YEAR       SALARY      OPTIONS (#)      COMPENSATION<F1>
 ---------------------------       ----       ------      ------------     ----------------
Robert N. Pratt                    1998       $260,208          0              $10,000
 President and Chief               1997        254,774          0                9,500
 Executive Officer                 1996        225,985          0                9,161

John A. Bielun                     1998       $161,708          0              $ 7,393
 Senior Vice President and         1997        158,978     55,000                6,786
 Chief Financial Officer           1996        145,121          0                6,752

---------------

<F1> Represents  matching contributions made by  the  Company  on behalf  of  the  executive officer to the  Company's  401(K)
     Retirement Plan.

     The following table sets forth information as to options to purchase the Company's Common Stock granted to the executive officers named in the Summary Compensation Table.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

     None.

     The following table sets forth information as to the unexercised options to purchase the Company's Common Stock held by the executive officers named in the Summary Compensation Table and the value of the options at December 31, 1998.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL
YEAR-END OPTION/SAR VALUES

                                                                                        VALUE OF UNEXERCISED
                                                       NUMBER OF UNEXERCISED            IN-THE-MONEY OPTIONS
                                                        OPTIONS AT YEAR-END                AT YEAR-END<F1>
                                                  ----------------------------    ----------------------------
                   SHARES ACQUIRED     VALUE
NAME                 ON EXERCISE      REALIZED    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----               ---------------    --------    -----------    -------------    -----------    -------------
Robert N. Pratt           0              $0        1,083,000               0        $711,899              $0

John A. Bielun            0              $0          333,250          53,750        $172,850         $11,602

---------------

<F1> Based  on  the  last reported sale price  of  the  Company's common stock on the Nasdaq Stock Market on December 31, 1998, or $1.53 per share, minus the exercise price of "in-the-money" options.

COMPENSATION OF DIRECTORS

     A director who is an employee of the Company receives no additional compensation for services as a director. Non-employee directors receive an annual retainer of $10,000 and options to purchase 5,000 shares of the common stock in the Company, plus $1,500 for each Board meeting attended and $750 for each committee meeting attended. Each director is also reimbursed for all reasonable expenses incurred in attending such meetings. If a director serves for a period of less than an entire fiscal year, such director's annual compensation is prorated accordingly.

EMPLOYMENT CONTRACTS

     In September 1998, the Company entered into employment agreements with Messrs. Pratt and Bielun. The employment agreements with Messrs. Pratt and Bielun replaced employment agreements which were entered into in 1995 and which were scheduled to expire. The general terms of each employment agreement are as follows:

  ROBERT N. PRATT

     Mr.  Pratt  is to receive a base annual salary  of  $267,500 subject to a minimum 7% increase on January 1, 1999, 2000 and 2001.

     If, prior to October 15, 2001, Mr. Pratt is terminated other than by voluntary resignation or for cause (as defined in the employment agreement) or as the direct result of a change in control of the Company (as defined in the employment agreement), he will receive a lump sum payment in an amount equal to the remaining salary plus minimum increases due to him through October 15, 2001, plus all of the options previously granted to him under the employment agreement will become immediately exercisable. If Mr. Pratt resigns or is terminated (or is deemed to have been effectively terminated) as a direct result of a change in control of the Company, he will receive an amount equal to 2.9 times the average annual sum of his salary, bonus and profit sharing for the five years prior to the date of the change in control, as reduced by the least amount, if any, required in order to avoid any loss of a tax deduction by the Company.

     Should  Mr.  Pratt  become  disabled  (as  defined  in   the
employment agreement), he will receive his full salary for the first nine months of disability, one-half of his salary for the next nine months and one-fourth of his salary for the next nine months; provided, however, that no such compensation shall be payable after October 15, 2001. If Mr. Pratt dies during the term of the employment agreement, his estate will receive an amount equal to one year's salary.

  JOHN A. BIELUN

     Mr. Bielun receives a base annual salary of $166,000, subject to a minimum 7% increase on January 1, 1999, 2000 and 2001, plus a $350 per month car allowance.

     If, prior to October 15, 2001, Mr. Bielun is terminated other than by voluntary resignation or for cause (as defined in the employment agreement), or as the direct result of a change in control of the Company (as defined in the employment agreement), he will receive a lump sum payment in an amount equal to the remaining salary plus minimum increases due to him through October 15, 2001, plus all of the options previously granted to him under the employment agreement will become immediately exercisable. If Mr. Bielun resigns or is terminated (or is deemed to have been effectively terminated) as a direct result of a change in control of the Company, he will receive an amount equal to 2.9 times the average annual sum of his salary, bonus and profit sharing for the five years prior to the date of the change in control, as reduced by the least amount, if any, required in order to avoid any loss of a tax deduction by the Company.

     Should Mr. Bielun become disabled (as defined in the employment agreement), he will receive his full salary for the first nine months of disability, one-half of his salary for the next nine months and one-fourth of his salary for the next nine months; provided, however, that no such compensation shall be payable after October 15, 2001. If Mr. Bielun dies during the term of the employment agreement, his estate will receive an amount equal to one year's salary.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

STOCK OWNERSHIP

     The following table sets forth the number of shares of the Company's common stock and the number of shares of the Company's common stock subject to options, beneficially owned by the Company's directors and those executive officers named in the Summary Compensation Table, and by all directors and executive officers as a group at the close of business on April 13, 1999. The Company knows of no beneficial owner of five percent or more of the Company's common stock nor does it know of any arrangement which may at a subsequent date result in a change of control of the Company. Stock ownership was verified with filings with the Securities and Exchange Commission received by the Company, and according to individual verification as of April 13, 1999, which the Company solicited and received from the beneficial owners listed in the following table:

                                             AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
                        ----------------------------------------------------------------------------------

                          NUMBER OF SHARES
                         BENEFICIALLY OWNED         NUMBER OF SHARES           TOTAL NUMBER
                          EXCLUDING SHARES         SUBJECT TO OPTIONS            OF SHARES
NAME                    SUBJECT TO OPTIONS<F1>    BENEFICIALLY OWNED<F2>    BENEFICIALLY OWNED     PERCENT
----------------------------------------------------------------------------------------------------------

Robert N. Pratt                 99,358                 1,083,010                 1,182,358           3.3
Ralph N. Giles                  39,133<F3>                15,000                    54,133            *
Thomas A. Henrie                34,167                    15,000                    49,167            *
John A. Keily                   43,333                    15,000                    58,333            *
Jack W. Kendrick                13,333                    15,000                    28,333            *
Thomas D. Mueller              217,134<F4>                15,000                   232,134            *
John A. Bielun                  60,000                   333,250                   393,250           1.1
All directors and              583,389                 1,696,250                 2,279,639           6.4
 executive officers
 as a group (10
 persons)

---------------

* Beneficial ownership does not exceed 1% of the outstanding common stock of the Company.
<F1> Unless otherwise specifically stated herein, each person has sole voting power and sole investment power as to the identified common stock ownership.
<F2> Shares subject to currently exercisable options or otherwise subject to issuance within 60 days of April 13, 1999.
<F3> Includes 6,300 shares held by a corporate retirement fund.
<F4> Includes 30,500 shares owned by Mr. Mueller's spouse, 41,700 shares held in custodianship by Mr. Mueller's spouse for Mr. Mueller's children and 15,834 shares owned by Mr. Mueller's children, all of which Mr. Mueller disclaims any beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ALTA GOLD CO.


Dated:  April 27, 1999           By:  /s/ Robert N. Pratt
                                    -----------------------------
                                    Robert N. Pratt, Chief
                                     Executive Officer