Form 10-Q
period 1999-03-31
ALTA GOLD CO/NV/
filed 1999-05-17
CIK 90350

                               FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


(Mark One)
[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:           March 31, 1999
                                      -------------------------------

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                     --------------      -------------

Commission File Number:                     2-2274
                         ---------------------------------------------

                             ALTA GOLD CO.
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

            Nevada                               87-0259249
-------------------------------        ------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

  601 Whitney Ranch Drive, Suite 10, Henderson, Nevada       89014
---------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes         No    X
              -------    -------

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution
of  securities under a plan confirmed by a court. Yes       No
Not Applicable   X                                   -------  --------
              -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 The number of shares outstanding of the registrant's common stock as of May 13, 1999 was 33,478,000

                             ALTA GOLD CO.

                           TABLE OF CONTENTS


                                                                 PAGE
                                                                NUMBER
                                                                -------
PART I. Financial Information

   Item 1.  Financial Statements

            Condensed Balance Sheets as of
            March 31, 1999 and December 31, 1998 . . . . . . . .   3

            Condensed Statements of Operations for the
            Three Months Ended March 31, 1999 and 1998 . . . . .   5

            Condensed Statements of Cash Flows for the
            Three Months Ended March 31, 1999 and 1998 . . . . .   6

            Notes to Condensed Financial Statements  . . . . . .   8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations  . . . . . . . .  10

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risks . . . . . . . . . . . . . . . . . . . .  13

PART II.    Other Information  . . . . . . . . . . . . . . . . .  15

   Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . .  15

   Item 2.  Changes in Securities  . . . . . . . . . . . . . . .  15

   Item 3.  Defaults Upon Senior Securities  . . . . . . . . . .  16

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .  16

SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

EXHIBIT INDEX  . . . . . . . . . . . . . . . . . . . . . . . . .  18

                             ALTA GOLD CO.

                       CONDENSED BALANCE SHEETS

                                ASSETS

                                       March 31, 1999     December 31,
                                        (Unaudited)           1998
                                      --------------      -------------
CURRENT ASSETS:
  Cash and cash equivalents           $     163,000       $    953,000
  Inventories                             9,475,000          7,020,000
  Prepaid expenses and other                398,000            951,000
                                      --------------      -------------
Total current assets                     10,036,000          8,924,000

PROPERTY AND EQUIPMENT, net
  Mining properties and claims           17,185,000         17,185,000
  Buildings and equipment                29,502,000         29,491,000
                                      --------------      -------------
                                         46,687,000         46,676,000
  Less - accumulated depreciation        (9,723,000)        (9,033,000)
                                      --------------      -------------
Total property and equipment, net        36,964,000         37,643,000

DEFERRED MINE DEVELOPMENT COSTS, net     24,177,000         24,185,000

DEFERRED FINANCING COSTS                  2,498,000          2,790,000

OTHER ASSETS                                633,000            950,000
                                      --------------      -------------
Total Assets                          $  74,308,000       $ 74,492,000
                                      ==============      =============

    The accompanying notes to condensed financial statements are an integral part of these statements.


                             ALTA GOLD CO.

                 CONDENSED BALANCE SHEETS (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      March 31, 1999      December 31,
                                                        (Unaudited)           1998
                                                      --------------     -------------
CURRENT LIABILITIES:
  Accounts payable                                    $   4,464,000      $  4,403,000
  Accrued liabilities                                     1,409,000         1,273,000
  Current portion of long-term debt                       7,188,000         4,821,000
                                                      --------------     -------------
Total current liabilities                                13,061,000        10,497,000

LONG-TERM DEBT, net of current portion                   21,527,000        24,381,000

DEFERRED INCOME TAXES                                       662,000           662,000

OTHER LONG-TERM LIABILITIES                               1,071,000           995,000
                                                      --------------     -------------
Total liabilities                                        36,321,000        36,535,000
                                                      --------------     -------------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; authorized
   60,000,000 shares, issued 33,477,990 shares               34,000            34,000
  Additional capital                                     53,184,000        53,184,000
  Accumulated deficit                                   (15,231,000)      (15,261,000)
                                                      --------------     -------------
Total stockholders' equity                               37,987,000        37,957,000
                                                      --------------     -------------
Total liabilities and stockholders' equity            $  74,308,000      $ 74,492,000
                                                      ==============     =============


    The accompanying notes to condensed financial statements are an integral part of these statements.


                             ALTA GOLD CO.

                  CONDENSED STATEMENTS OF OPERATIONS
                              (UNAUDITED)


                                              Three Months Ended March 31,
                                             -------------------------------
                                                  1999             1998
                                             --------------    -------------
REVENUE                                      $   6,672,000     $  3,624,000
                                             --------------    -------------
OPERATING COSTS AND EXPENSES:
  Direct mining, production, reclamation
   and maintenance costs                         5,414,000        2,944,000
  General and administrative                       348,000          307,000
  Exploration                                      106,000           49,000
                                             --------------    -------------
                                                 5,868,000        3,300,000
                                             --------------    -------------
INCOME FROM OPERATIONS                             804,000          324,000
                                             --------------    -------------
OTHER INCOME (EXPENSE):
  Interest and other income                         33,000           42,000
  Interest expense and other                      (807,000)               -
                                             --------------    -------------
                                                  (774,000)          42,000
                                             --------------    -------------
INCOME BEFORE PROVISION FOR INCOME
  TAXES                                             30,000          366,000

PROVISION FOR INCOME TAXES                               -                -
                                             --------------    -------------
NET INCOME                                   $      30,000     $    366,000
                                             ==============    =============
NET INCOME PER SHARE:
  Basic and Diluted                          $        0.00     $       0.01
                                             ==============    =============
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic and Diluted                             35,169,252       35,069,096
                                             ==============    =============


    The accompanying notes to condensed financial statements are an integral part of these statements.


                             ALTA GOLD CO.

                  CONDENSED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                    Three Months Ended March 31,
                                                   --------------------------------
                                                        1999               1998
                                                   -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                        $     30,000       $    366,000
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation, depletion and amortization            1,923,000            769,000
  Gain on sale of assets                                 (6,000)                 -
  Decrease (increase) in -
    Inventories                                      (2,455,000)          (271,000)
    Prepaid expenses and other                          552,000            225,000
  Increase (decrease) in -
    Accounts payable                                     61,000           (171,000)
    Accrued and other liabilities                       136,000           (160,000)
                                                   -------------      -------------
Net cash provided by operating activities               241,000            758,000
                                                   -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, buildings and equipment        (438,000)          (938,000)
 Additions to deferred mine development costs          (208,000)        (1,144,000)
 Proceeds from sale of property and equipment           102,000                  -
                                                   -------------      -------------
Net cash used in investing activities                  (544,000)        (2,082,000)
                                                   -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment on debt                                       (487,000)        (1,627,000)
                                                   -------------      -------------
Net cash used in financing activities                  (487,000)        (1,627,000)
                                                   -------------      -------------
NET DECREASE IN CASH AND
 CASH EQUIVALENTS                                      (790,000)        (2,951,000)

CASH AND CASH EQUIVALENTS, beginning of period          953,000          3,330,000
                                                   -------------      -------------
CASH AND CASH EQUIVALENTS, end of period           $    163,000       $    379,000
                                                   =============      =============


    The accompanying notes to condensed financial statements are an integral part of these statements.


                             ALTA GOLD CO.

            CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                              (UNAUDITED)

                                                   Three Months Ended March 31,
                                                 --------------------------------
                                                      1999               1998
                                                 --------------     -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

Cash paid during the period for interest,
  net of amount capitalized                      $     491,000      $          -

Cash paid during the period for income taxes     $           -      $          -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

Debt retired with common stock                   $           -      $  1,985,000



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

     On April 14, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in order to facilitate the reorganization of the Company's business and the restructuring of its long-term debt and other liabilities. The petition was filed in the United States Bankruptcy Court for the District of Nevada ("Bankruptcy Court"). On the filing date, the Bankruptcy Court assumed jurisdiction over the assets of the Company. The Company is acting as debtor-in-possession on behalf of its bankruptcy estate, and is authorized as such to operate its business subject to Bankruptcy Court supervision. No assurance can be given that the Company will remain a debtor-in-possession and that a trustee will not be appointed to operate the Company's business. The Company is currently preparing a plan of reorganization to be submitted to the Bankruptcy Court. No assurance can be give that the plan of reorganization will be confirmed by the Bankruptcy Court. In the event a plan of reorganization cannot be confirmed, the Company may be forced to liquidate its assets. The interim, unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. Accordingly, the interim, unaudited condensed financial statements do not include any adjustments that might result if the Company is unable to successfully emerge from bankruptcy and continue as a going concern.

     These interim, unaudited, condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2.  INVENTORIES


     Inventories consist of the following:

                                     March 31,       December 31,
                                       1999              1998
                                   ------------      ------------
     Precious metals:
     Refined products              $ 1,329,000       $   946,000
     In process                      7,933,000         5,945,000



                                     March 31,       December 31,
                                       1999              1998
                                   ------------      ------------
     Consumable supplies               213,000           129,000
                                   ------------      ------------
                                   $ 9,475,000       $ 7,020,000
                                   ============      ============


     Inventories of in-process metals and consumable supplies are valued at the lower of cost (using the first-in, first-out method) or market. Inventories of refined products are valued at market.

NOTE 3.  LONG-TERM DEBT


     Long-term debt is summarized as follows:

                                             March 31,     December 31,
                                                1999           1998
                                           -------------  -------------
Term  loan with Standard Chartered  Bank,
Credit   Agricole  Indosuez  and   Gerald
Metals, Inc.; interest at LIBOR plus  2%;
due December 31, 2001; principal payments
payable    in    11    equal    quarterly
installments, commencing June  30,  1999;
secured by a first priority mortgage lien
on  Olinghouse, Griffon, Copper Flat  and
Kinsley                                    $ 11,000,000   $ 11,000,000

Revolving   credit  loan  with   Standard
Chartered Bank, Credit Agricole  Indosuez
and  Gerald  Metals,  Inc.;  interest  at
LIBOR   plus  2%;  due  April  30,  2000;
secured by a first priority mortgage lien
on  Olinghouse, Griffon, Copper Flat  and
Kinsley                                       6,000,000      6,000,000

Note  payable;  interest at  12%  payable
quarterly;  due January 2, 2000;  secured
by property                                   1,400,000      1,400,000

Convertible  debentures; interest  at  4%
payable  quarterly; due April  14,  2000;
unsecured                                     3,350,000      3,350,000

Notes  payable; interest at various rates
of  8.2%  to 11.8%; due at various  dates
between  April  1999  and  October  2003;
secured by equipment                          6,965,000      7,452,000

                                           -------------  -------------

                                             28,715,000     29,202,000

Less - current portion                       (7,188,000)    (4,821,000)

                                           -------------  -------------

Total long-term debt                       $ 21,527,000   $ 24,381,000

                                           =============  =============

     The credit facility contains certain financial covenants including a requirement for Minimum Net Worth, Minimum Current Ratio, Maximum Leverage Ratio, Minimum EBITDA to Interest Expense, Minimum EBITDA to Interest Expense and Principal and Maximum Allowable Capital Expenditures, as defined. As of March 31, 1999, the Company was not in compliance with the Minimum Current Ratio or the Maximum Leverage Ratio. In addition, the Company's Chapter 11 petition on April 14, 1999, triggered an event of default under all of the Company's indebtedness. To date, none of the Company's creditors have accelerated the maturities of any of the outstanding indebtedness.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Section 21E of the Securities Exchange Act of 1934 provides a "safe harbor" for forward-looking statements. Certain information included herein contains statements that are forward-looking, such as statements regarding management's expectations about future production and development activities as well as other capital spending, financing sources and the effects of regulation. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to the sources of cash necessary to meet obligations, the market price of metals, production rates, production costs, the successful preparation and approval of a plan of reorganization for the Company, the availability of financing, the ability to obtain and maintain all of the permits necessary to put and keep properties in production, development and construction activities, dependence on existing management and weather conditions. The Company cautions readers not to place undue reliance on any such forward-looking statements, and such statements speak only as of the date made.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 1999 AND MARCH 31, 1998

     In the first quarter of 1999, the Company had $6,672,000 in revenue from the sale of 19,700 ounces of gold at an average price of $339/oz, as compared to $3,624,000 in revenue in the first quarter of 1998 from the sale of 10,800 ounces of gold at an average price of $336/oz. In the first quarter of 1999, the Company (1) mined 690,000 tons of ore at Olinghouse with an average grade of 0.0374 oz/ton gold containing 25,837 ounces of gold, (2) mined 449,000 tons of ore at Griffon with an average grade of 0.0286 oz/ton gold containing 12,844 ounces of gold and (3) produced 20,884 ounces of gold, including 12,230 ounces of gold from Griffon at an average cash cost of $146/oz, 7,917 ounces of gold from Olinghouse at an average cash cost of $265/oz and 737 ounces of gold from Kinsley at an average cash cost of $320/oz. In the first quarter of 1998, the Company (1) mined 408,000 tons of ore at Griffon with an average grade of 0.0338 oz/ton gold containing 13,822 ounces of gold, (2) mined 94,000 tons of ore at Kinsley with an average grade of 0.0334 oz/ton gold containing 3,135 ounces of gold, and (3) produced 10,610 ounces of gold, including 7,090 ounces of gold from Griffon at an average cash cost of $145/oz and 3,520 ounces of gold from Kinsley at an average cash cost of $275/oz. Mining at Griffon began in September 1997 and production of refined gold began in January 1998. Mining at Olinghouse began in July 1998 and production of refined gold from the initial shakedown run of the mill began in September 1998 and from the leach pad in December 1998. Mining at Kinsley was completed in early March 1998, with gold production from pad rinsing expected to continue in declining amounts through 1999. During part of the first quarter of 1999, the Company continued to have the same start-up problems at Olinghouse that occurred during the fourth quarter of 1998. Management believes that the correction of these problems should improve Olinghouse's operating results. The decrease in gold production at Kinsley from 3,520 ounces of gold in the first quarter of 1998 to 737 ounces of gold in the first quarter of 1999 is due to the completion of mining at Kinsley in March 1998 and to the diminution of the size and the metallurgical quality of the last two ore bodies mined at Kinsley. The increase in the average cash cost of production at Kinsley from $275/oz in the first quarter of 1998 to $320/oz in the first quarter of 1999 is due to the diminution of the size and the metallurgical quality of the last two ore bodies mined at Kinsley. The increase in gold production at Griffon from 7,090 ounces of gold in the first quarter of 1998 to 12,230 ounces of gold in the first quarter of 1999 is due to the first quarter of

1999 being preceded by over fifteen months of mining as compared to the first quarter of 1998 being preceded by less than four months of mining.

     The increase in revenue from $3,624,000 in the first quarter of 1998 to $6,672,000 in the first quarter of 1999 is due to Griffon being in full production in the first quarter of 1999 and the initiation of gold production at Olinghouse in September 1998, as partially offset by the decrease in production at Kinsley.

     Direct mining, production, reclamation and maintenance costs increased from $2,944,000 in the first quarter of 1998 to $5,414,000 in the first quarter of 1999 as the result of Griffon being in full production in the first quarter of 1999, the initiation of gold production at Olinghouse in September 1998 and the higher cash cost of production at Kinsley, as partially offset by the completion of mining at Kinsley in March 1998.

     The increase in general and administrative expenses from $307,000 in the first quarter of 1998 to $348,000 in the first quarter of 1999 is attributed primarily to the difference in the timing of recurring corporate expenditures. The increase in exploration expense from $49,000 in the first quarter of 1998 to $106,000 in the first quarter of 1999 is attributed to an increase in evaluation-related work conducted on the Company's exploration properties.

     Interest and other income decreased from $42,000 in the first quarter of 1998 to $33,000 in the first quarter of 1999 as the result of less funds being available for investment in 1999. The $807,000 charge for interest expense and other in the first quarter of 1999 represents the expensing of Olinghouse debt-related costs. Similar costs incurred in 1998, prior to the initiation of gold production, were capitalized.

     No provision for income taxes was recognized in either the first quarter of 1999 or the first quarter of 1998 because of the utilization of net operating loss carryforwards. As of March 31, 1999, the Company estimates that it has approximately $36,306,000 in net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period from 2005 to 2018.

LIQUIDITY AND CAPITAL RESOURCES

     As   of  March  31,  1999,  the  Company's  working  capital  had deteriorated by $1,452,000, from a working capital deficit of $1,573,000 as of December 31, 1998, to a working capital deficit of $3,025,000 as of March 31, 1999. For this reason, as well as others, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on April 14, 1999.

INVESTING AND FINANCING ACTIVITIES

     During the first three months of 1999, the Company expended $438,000 for site development, construction and equipment at Olinghouse and $208,000 for the permitting of Copper Flat, and realized $102,000 from the disposal of non-essential property and equipment. In addition, during the first three months of 1999, the Company also retired $487,000 in outstanding debt.

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

OUTLOOK

     The Company is solely dependent upon cash flow from operations at Olinghouse and Griffon to fund operations and to repay its obligations. The Company's operating results and working capital position has been negatively impacted by start-up problems at Olinghouse, as well as cost overruns caused by delays in obtaining all of the necessary building permits.

     Although the Company has addressed most of the start-up problems at Olinghouse, a very significant start-up problem pertaining to the mill has yet to be successfully resolved. In addition, due to an unexpected delay in receiving an approval from the U.S. Forest Service for an amended plan of operations which would have allowed the Company to continue mining at Griffon, as of April 30, 1999, the Company was forced to cease mining operations at Griffon for the remainder of
1999. As a result of this delay, gold production from Griffon is expected to decline during the remainder of 1999.

     As a result of the above problems, as well as other issues, and their effect on the Company's financial condition, on April 14, 1999, the Company filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code.

     The pending Chapter 11 proceedings may affect the Company's ability to maintain its present arrangements with suppliers that are vital to the Company's continued operations. The Chapter 11 petition may also affect the Company's ability to successfully negotiate future arrangements with suppliers. No assurance can be given that suppliers of goods and services vital to the Company's mining operation will continue to provide such goods and services to the Company as a result of the Company's voluntary petition for relief under the bankruptcy laws. The refusal of any irreplaceable key supplier of such goods or services could force the Company to cease operations at any one or both of its operating mines, and would have a material adverse effect on the financial condition and results of operations of the Company.

     The  Company's  emergence  from  Chapter  11  is  dependent  upon
submittal  and  approval  of  a  plan of  reorganization.   Unless  it
receives an extension, the Company has the exclusive right until

August 12, 1999 to file its plan of reorganization with the Bankruptcy Court. No assurance can be given that the Company's plan of reorganization will be approved, or if approved that it will be successful.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISKS

  GOLD PRICE

     The Company's profitability is significantly impacted by changes in the market price of gold. Gold prices may fluctuate widely. On May 10, 1999, the market price of gold declined to the lowest levels in 20 years and has been below $300/oz. for all of 1999.

     In order to mitigate the detrimental effects of significant decreases in the price of gold, the Company has historically hedged all or a portion of its anticipated gold production. As of March 31, 1999, the Company had in place the following hedges which cover in full the Company's projected future gold production through September 2001:

                                EXPECTED MATURITY OR TRANSACTION YEAR
                               ----------------------------------------
                                   1999            2000         2001
                               ------------    -----------   ----------
FORWARD SALES CONTRACTS:
  Ounces                            18,300              -            -
  Average Price ($/oz.)               $322              -            -
PUT OPTIONS OWNED:
  Ounces                            99,000        132,000       82,800
  Average Price ($/oz.)               $280           $280         $280


     As of December 31, 1998, the Company had in place the following hedges which cover in full the Company's projected future gold production through September 2001:


                                 EXPECTED MATURITY OR TRANSACTION YEAR
                                ---------------------------------------
                                   1999           2000          2001
                                -----------    ----------    ----------
FORWARD SALES CONTRACTS:
  Ounces                            25,800             -             -
  Average Price ($/oz.)               $339             -             -
PUT OPTIONS OWNED:
  Ounces                           133,400       132,000        82,800
  Average Price ($/oz.)               $283          $280          $280


     Based on the Company's estimated production for 1999 (and excluding the deep, in-the-money forward sales contracts owned), every $10 increase in the price of gold above $280/oz. would result in an increase of approximately $0.7 million in both net income and net cash flow. Conversely, if the price of gold is above the protected floor price of $280/oz., every $10 decrease in the price of gold would result in the same corresponding decreases in both net income and net cash flow.

  INTEREST RATES

     At March 31, 1999, the Company's outstanding debt included $17.0 million in variable rate debt with a weighted average interest rate of 7.1% and $11.7 million in fixed rate debt with a weighted average interest rate of 7.4%, compared with $17.0 million in variable rate debt with a weighted average interest rate of 7.1% and $12.2 million in fixed rate debt with a weighted average interest rate of 7.4% as of December 31, 1999. Every hypothetical one percentage increase or decrease in the variable interest rate in 1999 would result in a corresponding $0.2 million increase or decrease in both net income and net cash flow.

  FOREIGN CURRENCY

     The price of gold is denominated in United States dollars and all of the Company's operations and expenses are incurred in United States dollars. Accordingly, the Company has no direct foreign currency exposure.

                      PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

     On April 1, 1999, a complaint was filed in the Second Judicial District Court of the State of Nevada for the County of Washoe (Mitchell W. Fanning, et al. v. Alta Gold Co., et al.) against the Company. The complaint purports to seek relief on behalf of a group of individuals doing business as "Babe Mines" who leased to the Company certain mining claims which constitute an integral part of the Olinghouse mine. Specifically, the complaint seeks (i) a judicial declaration that the lease of mining claims to the Company has been terminated, (ii) money damages for alleged trespass and conversion, and (iii) a judicial declaration that plaintiffs own an ore body within a mining claim owned by the Company by reason of "extralateral rights" pursuant to 30 U.S.C. Sec. 26 (1994). Following the Company's filing of a Chapter 11 petition, the plaintiffs removed the action to the Bankruptcy Court. The plaintiffs filed a motion in Bankruptcy Court for relief from the automatic stay provided under the bankruptcy laws, and have applied to the Bankruptcy Court for essentially the same relief they sought in the state court. Hearings before the Bankruptcy Court are scheduled for May 25, 1999. The Company's counsel will shortly file an answer to the complaint as well as counterclaims against plaintiffs, which the Company believes will refute their allegations.

ITEM 2.  CHANGES IN SECURITIES

     In response to the Company's filing for reorganization under Chapter 11 of the Bankruptcy Code, effective April 15, 1999, Nasdaq halted trading in the Company's common stock and changed the Company's trading symbol to "ALTAQ." On April 23, 1999, the Company received notice that, absent the filing of an appeal by the Company, Nasdaq intended to delist the Company's common stock from the Nasdaq National Market effective May 1, 1999. On April 27, 1999, the Company filed an appeal to Nasdaq, pursuant to the procedures set forth in the Nasdaq Marketplace Rules, whereby the Company submitted the appropriate fee and requested an oral hearing. The Company has been advised that the hearing will be held on June 17, 1999. At the hearing, the Company expects that it will be required to demonstrate its ability to sustain long-term compliance with all applicable criteria for continued listing on the Nasdaq National Market. In that regard, Nasdaq may apply additional or more stringent criteria for the continued listing of the Company's common stock as a result of the Company's bankruptcy. No assurance can be given that a hearing regarding Nasdaq's determination will be successful. Management believes that until the Company's common stock is delisted, Nasdaq will continue to halt any trading of the Company's stock on the Nasdaq National Market. If the Company's common stock is delisted, trading, if any, in the common stock would thereafter have to be conducted in the so-called "pink sheets" or, if available, the OTC Bulletin Board. As a result, holders of common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Company's credit facility with Standard Chartered Bank, Credit Agriole Indosuez and Gerald Metal, Inc. contains certain financial covenants. As of March 31, 1999, the Company was not in compliance with the Minimum Current Ratio or the Maximum Leverage Ratio, as defined by the credit facility. In addition, the Company's Chapter 11 petition on April 14, 1999 triggered an event of default under all of the Company's indebtedness.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits:

          27.01     Financial Data Schedule

     (b)  Reports on Form 8-K:

          Forms 8-K (Items 3 and 7) and 8-K/A (Items 3 and 5) dated April 14, 1999, reporting the filing of a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code and the consequent probable delisting of the Company's common stock from the Nasdaq National Market.

                               SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ALTA GOLD CO.
                                     (Registrant)


Date:  May 14, 1999           By:  /s/ John A. Bielun
                                   ----------------------------------
                                   John A. Bielun
                                   Chief Financial Officer and Chief
                                   Accounting Officer
                                   (Duly authorized officer,
                                   principal financial officer and
                                   chief accounting officer)

                             EXHIBIT INDEX

 EXHIBIT                                                      PAGE
 NUMBER     DESCRIPTION                                      NUMBER
---------   -----------                                     ---------

  27.01   Financial Data Schedule                              19