Form 10-Q
period 1999-06-30
ALTA GOLD CO/NV/
filed 1999-08-16
CIK 90350

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:        June 30, 1999
                                     ----------------------------
                               OR


[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                      ----------       ----------

Commission File Number:                  2-2274
                         ----------------------------------------

                          ALTA GOLD CO.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            Nevada                           87-0259249
-------------------------------   -------------------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)

 3663 E. Sunset Road, Suite 507, Las Vegas, Nevada      89120
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
Yes          No          Not Applicable     X
    ------      ------                   ------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares outstanding of the registrant's common stock as of August 13, 1999 was 33,478,000

                          ALTA GOLD CO.
                     (DEBTOR-IN-POSSESSION)

                        TABLE OF CONTENTS

                                                            PAGE
                                                           NUMBER
                                                           ------
PART I.  Financial Information

  Item 1.    Financial Statements
             Condensed Balance Sheets as of
             June 30, 1999 and December 31, 1998..............3

             Condensed Statements of Operations for the
             Three Months Ended June 30, 1999 and 1998........5
             Six Months Ended June 30, 1999 and 1998..........6

             Condensed Statements of Cash Flows for the
             Six Months Ended June 30, 1999 and 1998..........7

             Notes to Condensed Financial Statements..........9

  Item 2:    Management's Discussion and Analysis of
             Financial Condition and Results of Operations...14

  Item 3:    Quantitative and Qualitative Disclosures About
             Market Risks....................................20

PART II.  OTHER INFORMATION..................................22

  Item 1.    Legal Proceedings...............................22

  Item 2.    Changes in Securities...........................23

  Item 3.    Defaults Upon Senior Securities.................23

  Item 6.    Exhibits and Reports on Form 8-K................23

SIGNATURE....................................................24

EXHIBIT INDEX................................................25


                          ALTA GOLD CO.
                     (DEBTOR-IN-POSSESSION)

                    CONDENSED BALANCE SHEETS

                             ASSETS

                                         June 30, 1999       December 31,
                                          (Unaudited)            1998
                                        ---------------     --------------
CURRENT ASSETS:
 Cash and cash equivalents                   $655,000           $953,000
 Inventories                                8,955,000          7,020,000
 Prepaid expenses and other                   210,000            951,000
                                        ---------------     --------------
   Total current assets                     9,820,000          8,924,000

PROPERTY AND EQUIPMENT, net
 Mining properties and claims              17,185,000         17,185,000
 Buildings and equipment                   29,676,000         29,491,000
                                        ---------------     --------------
                                           46,861,000         46,676,000
 Less - accumulated depreciation          (11,102,000)        (9,033,000)
                                        ---------------     --------------

   Total property and equipment, net       35,759,000         37,643,000

DEFERRED MINE DEVELOPMENT COSTS, net       23,582,000         24,185,000

DEFERRED FINANCING COSTS                    2,261,000          2,790,000

OTHER ASSETS                                  638,000            950,000
                                        ---------------     --------------

   Total Assets                           $72,060,000        $74,492,000
                                        ===============     ==============


 The accompanying notes to condensed financial statements are an integral part of these statements.


                          ALTA GOLD CO.
                     (DEBTOR-IN-POSSESSION)

              CONDENSED BALANCE SHEETS (CONTINUED)

              LIABILITIES AND STOCKHOLDERS' EQUITY
                                                         June 30, 1999        December 31,
                                                          (Unaudited)             1998
                                                        ---------------      --------------
CURRENT LIABILITIES:
 Accounts payable                                            $134,000          $4,403,000
 Accrued liabilities                                          716,000           1,273,000
 Current portion of long-term debt                          8,191,000           4,821,000
                                                        ---------------      --------------
   Total current liabilities                                9,041,000          10,497,000
                                                        ---------------      --------------

LONG-TERM LIABILITIES:
 Long-term debt, net of current portion                    16,722,000          24,381,000
 Deferred income taxes                                        662,000             662,000
 Other long-term liabilities                                  372,000             995,000
                                                        ---------------      --------------
   Total long-term liabilities                             17,756,000          26,038,000
                                                        ---------------      --------------

LIABILITIES SUBJECT TO COMPROMISE                           9,425,000                   -
                                                        ---------------      --------------

   Total liabilities                                       36,222,000          36,535,000
                                                        ---------------      --------------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value:  authorized 60,000,000
   shares, issued 33,478,000 shares                            34,000              34,000
  Additional capital                                       53,184,000          53,184,000
  Accumulated deficit                                     (17,380,000)        (15,261,000)
                                                        ---------------      --------------
   Total stockholders' equity                              35,838,000          37,957,000
                                                        ---------------      --------------

   Total liabilities and stockholders' equity             $72,060,000         $74,492,000
                                                        ===============      ==============


 The accompanying notes to condensed financial statements are an integral part of these statements.


                          ALTA GOLD CO.
                     (DEBTOR-IN-POSSESSION)

               CONDENSED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                                               Three Months Ended June 30,
                                                          ------------------------------------
                                                               1999                   1998
                                                          --------------        --------------
REVENUE                                                     $7,058,000             $3,221,000
                                                          --------------        --------------

OPERATING COSTS AND EXPENSES:
  Direct mining, production, reclamation and maintenance
   costs                                                     7,743,000              2,618,000
 General and administrative                                    274,000                401,000
 Exploration                                                   106,000                 67,000
                                                          --------------        --------------
                                                             8,123,000              3,086,000
                                                          --------------        --------------

INCOME (LOSS) FROM OPERATING                                (1,065,000)               135,000
                                                          --------------        --------------

OTHER INCOME (EXPENSE):
 Interest and other income                                           -                 20,000
 Loss on disposal of assets                                          -                (41,000)
 Interest expense (contractual interest -$769,000 and $0,
  respectively)                                               (741,000)                     -
                                                          --------------        --------------
                                                              (741,000)               (21,000)
                                                          --------------        --------------

INCOME (LOSS) BEFORE REORGANIZATION ITEMS
 AND PROVISION FOR INCOME TAXES                             (1,806,000)               114,000

REORGANIZATION ITEMS                                          (343,000)                     -
                                                          --------------        --------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME
 TAXES                                                      (2,149,000)               114,000

PROVISION FOR INCOME TAXES                                           -                      -
                                                          --------------        --------------

NET INCOME (LOSS)                                          ($2,149,000)              $114,000
                                                          ==============        ==============

NET INCOME (LOSS) PER SHARE:
  Basic                                                         ($0.06)                 $0.00
  Diluted                                                       ($0.06)                 $0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                     33,478,000             32,515,538
  Diluted                                                   33,478,000             35,548,666


 The accompanying notes to condensed financial statements are an integral part of these statements.


                          ALTA GOLD CO.
                     (DEBTOR-IN-POSSESSION)

               CONDENSED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                                                  Six Months Ended June 30,
                                                              ---------------------------------
                                                                   1999                1998
                                                              --------------      -------------
REVENUE                                                         $13,730,000         $6,845,000
                                                              --------------      -------------

OPERATING COSTS AND EXPENSES:
 Direct mining, production, reclamation and maintenance
   costs                                                         13,157,000          5,562,000
 General and administrative                                         622,000            708,000
 Exploration                                                        212,000            116,000
                                                              --------------      -------------
                                                                 13,991,000          6,386,000
                                                              --------------      -------------

INCOME (LOSS) FROM OPERATING                                       (261,000)           459,000
                                                              --------------      -------------

OTHER INCOME (EXPENSE):
 Interest and other income                                           33,000             62,000
 Loss on disposal of assets                                               -            (41,000)
 Interest expense (contractual interest - $1,576,000 and $0,
 respectively) and other                                         (1,548,000)                 -
                                                              --------------      -------------
                                                                 (1,515,000)            21,000
                                                              --------------      -------------

INCOME (LOSS) BEFORE REORGANIZATION ITEMS
 AND PROVISION FOR INCOME TAXES                                  (1,776,000)           480,000

REORGANIZATION ITEMS                                               (343,000)                 -
                                                              --------------      -------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME
 TAXES                                                           (2,119,000)           480,000

PROVISION FOR INCOME TAXES                                                -                  -
                                                              --------------      -------------

NET INCOME (LOSS)                                               ($2,119,000)          $480,000
                                                              ==============      =============

NET INCOME (LOSS) PER SHARE:
  Basic                                                              ($0.06)             $0.02
  Diluted                                                            ($0.06)             $0.01

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                          33,477,995         31,973,852
  Diluted                                                        33,477,995         35,421,320


 The accompanying notes to condensed financial statements are an integral part of these statements.


                          ALTA GOLD CO.
                     (DEBTOR-IN-POSSESSION)

               CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                              Six Months Ended June 30,
                                                            ------------------------------
                                                                1999              1998
                                                            ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                         ($2,119,000)         $480,000
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
   Depreciation, depletion and amortization                   4,453,000         1,526,000
   Reorganization items                                         343,000                 -
   Loss on disposal of assets                                         -            41,000
   Decrease (increase) in -
     Inventories                                             (1,935,000)         (612,000)
     Prepaid expenses and other                                 735,000           145,000
   Increase (decrease) in -
     Accounts payable (pre-petition)                            383,000                 -
     Accounts payable (post-petition)                           134,000                 -
     Accrued and other liabilities (pre-petition)              (781,000)                -
     Accrued and other liabilities (post-petition)              466,000            27,000
                                                            ------------      ------------

  Net cash provided by operating activities before
   reorganization items                                       1,679,000         1,607,000

  Net cash used by reorganization items                         (78,000)                -
                                                            ------------      ------------

Net cash provided by operating activities                     1,601,000         1,607,000
                                                            ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, buildings and equipment               (735,000)       (7,453,000)
  Additions to deferred mine development costs                 (338,000)       (1,670,000)
  Proceeds from sale of property and equipment                  113,000                 -
                                                            ------------      ------------

Net cash used in investing activities                          (960,000)       (9,123,000)
                                                            ------------      ------------


 The accompanying notes to condensed financial statements are an integral part of these statements.


                          ALTA GOLD CO.
                     (DEBTOR-IN-POSSESSION)

         CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                           (UNAUDITED)

                                                             Six Months Ended June 30,
                                                          -------------------------------
                                                               1999              1998
                                                          -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                    -         17,215,000
  Payments on debt                                           (939,000)        (8,961,000)
  Financing costs                                                   -         (2,280,000)
                                                          -------------     -------------

Net cash provided by (used in) in financing activities       (939,000)         5,974,000
                                                          -------------     -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (298,000)        (1,542,000)

CASH AND CASH EQUIVALENTS, beginning of period                953,000          3,330,000
                                                          -------------     -------------

CASH AND CASH EQUIVALENTS, end of period                     $655,000         $1,788,000
                                                          =============     =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for interest, net of amount
   capitalized                                             $1,076,000               $  -

  Cash paid during the period for income taxes                   $  -               $  -



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Debt retired with common stock                                 $  -         $3,550,000


 The accompanying notes to condensed financial statements are an integral part of these statements.

                          ALTA GOLD CO.
                     (DEBTOR-IN-POSSESSION)

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

     On April 14, 1999 (the "Petition Date"), the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in order to facilitate the reorganization of the Company's business and the restructuring of its long-term debt and other liabilities. The petition was filed in the United States Bankruptcy Court for the District of Nevada ("Bankruptcy Court"). On the Petition Date, the Bankruptcy Court assumed jurisdiction over the assets of the Company. The Company is acting as debtor-in-possession on behalf of its bankruptcy estate, and is authorized as such to operate its business subject to Bankruptcy Court supervision. No assurance can be given that the Company will remain a debtor-in-possession or that a trustee will not be appointed to operate the Company's business. The interim, unaudited, condensed financial statements have been prepared assuming that the Company will continue as a going concern. Accordingly, the interim, unaudited, condensed financial statements do not include any adjustments that might result if the Company is unable to emerge successfully from bankruptcy and continue as a going concern.

      These interim, unaudited, condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     As a result of the commencement of its Chapter 11 bankruptcy proceedings, the Company has implemented the guidance provided by the American Institute of Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," in the preparation of these interim, unaudited, condensed financial statements.

NOTE 2.  CHAPTER 11 BANKRUPTCY PROCEEDINGS

      As the result of having received an offer from a potential investor to buy a 40% interest in Olinghouse (see Note 8 to Condensed Financial Statements), on August 4, 1999, the Company filed with the Bankruptcy Court a Conditional Motion to Dismiss the Chapter 11 bankruptcy proceeding. The Bankruptcy Court established August 31, 1999 as the date on which a hearing on the Conditional Motion to Dismiss will be held. On August 6, 1999, due to deteriorating liquidity, the Company temporarily suspended mining, crushing and milling operations at Olinghouse in order to conserve cash pending the hearing on the Conditional Motion to Dismiss. No assurance can be given that the Conditional Motion to Dismiss will be granted or that the proposed sale of an interest in Olinghouse will be consummated. In the event that the proposed sale is not consummated or the Company is unable to obtain financing from other sources within a very short period of time, the Company's ability to continue operating is in doubt.

      The Bankruptcy Code provides that, unless the Bankruptcy Court appoints a trustee, a debtor has the exclusive right to file a plan of reorganization for the first 120 days subsequent to the filing of the petition (or for such longer or shorter period as the Bankruptcy Court may permit). The Company has not yet submitted a plan of reorganization. On August 10, 1999, the Company filed a request with the Bankruptcy Court to extend the bankruptcy exclusivity period from August 12, 1999 to October 11, 1999. The Bankruptcy Court set the hearing on this request for September 8, 1999. If the Company is unable to obtain an extension of the exclusivity period and the exclusivity period lapses, any creditor or party in interest may file a its own plan of reorganization. The Bankruptcy Court established August 16, 1999 as the bar date for filing claims. The most recently issued cash collateral order approved by the
Bankruptcy Court extends through and including September 3, 1999. The Company breached the terms of such cash collateral order due to its failure to reach at least 75% of the projected revenue as provided in a related budget. The secured lenders, however, have consented to the Company's continued use of cash collateral solely for its limited operations related to gold production from the existing ore on its heap leach pads.

      During the pendency of its Chapter 11 proceedings, the Company's policy is to expense reorganization costs as incurred. Through June 30, 1999, the Company has incurred $343,000 in reorganization expenses, including $326,000 in professional fees, of which $76,000 had been paid as of June 30, 1999. All professional fees incurred subsequent to the Petition Date (and in connection with the Company's reorganization efforts) require approval by the Bankruptcy Court prior to the Company making payment.

      Under Chapter 11 bankruptcy proceedings, actions to enforce claims against the Company or the Company's property are stayed pending further order of the Bankruptcy Court if those claims arose, or are based on events that occurred, on or before the Petition Date, and such claims cannot be paid or restructured prior to the conclusion of the Chapter 11 proceedings or approval of the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Liabilities subject to compromise included in the accompanying June 30, 1999 Condensed Balance Sheet represent the Company's estimate of its pre-petition liabilities which are subject to compromise. The June 30, 1999 Condensed Balance Sheet does not reflect all of the claims that may ultimately be filed against the Company in connection with its Chapter 11 bankruptcy proceedings since a reasonable estimate of the allowed amount of such claims cannot be readily determined at this time.

NOTE 3.  INVENTORIES

     Inventories consist of the following:


                                       June 30,          December 31,
                                         1999                1998
                                    -------------       --------------
     Precious metals:
      Refined products                 $ 725,000         $    946,000
      In process                       8,136,000            5,945,000
     Consumable supplies                  94,000              129,000
                                    -------------       --------------
                                     $ 8,955,000          $ 7,020,000
                                    =============       ==============


     Inventories of in-process metals and consumable supplies are valued at the lower of cost (using the first-in, first-out method) or market. Inventories of refined products are valued at market.

NOTE 4.  LONG-TERM DEBT

     Long-term debt is summarized as follows:


                                                      June 30,               December 31,
                                                        1999                     1998
                                                  ----------------          --------------
Term loan with Standard Chartered Bank, Credit
Agricole  Indosuez and Gerald Metals; interest
at  LIBOR  plus  2%;  due December  31,  2001;
principal   payments  payable  in   11   equal
quarterly  installments, commencing  June  30,
1999;  secured  by  a first priority  mortgage
lien  on Olinghouse, Griffon, Copper Flat  and
Kinsley                                            $11,000,000<F1>           $11,000,000

Revolving  credit loan with Standard Chartered
Bank,  Credit  Agricole  Indosuez  and  Gerald
Metals;   interest  at  LIBOR  plus  2%;   due
October  31, 1999; secured by a first priority
mortgage  lien on Olinghouse, Griffon,  Copper
Flat and Kinsley                                     6,000,000<F1>             6,000,000

Note   payable;   interest  at   12%   payable
quarterly;  due  January 2, 2000;  secured  by
property                                             1,400,000                 1,400,000

Convertible debentures; interest at 4% payable
quarterly; due April 14, 2000; unsecured                    --<F2>             3,350,000



                                                      June 30,               December 31,
                                                        1999                     1998
                                                  ----------------          --------------
Notes  payable; interest at various  rates  of
7.6  %  to 9.1%; due at various dates  between
July 2000 and June 2002; secured by equipment        6,513,000                 7,452,000
                                                  ----------------          --------------

                                                    24,913,000                29,202,000

  Less - current portion                            (8,191,000)               (4,821,000)
                                                  ----------------          --------------
  Total long-term debt                             $16,722,000               $24,381,000
                                                  ================          ==============

__________

<F1>The  revolving   credit   and   term  loans  contain  certain
financial   covenants   including   requirements   for    Minimum
Net    Worth,     Minimum      Current       Ratio,       Maximum
Leverage Ratio, Minimum EBITDA to Interest Expense, Minimum EBITDA to Interest Expense and Principal and Maximum Allowable Capital Expenditures, as defined. As of June 30, 1999, the Company was not in compliance with any of the financial covenants except for the financial covenant pertaining to Maximum Allowable Expenditures. In addition, the Company was unable to pay the $1,000,000 quarterly principal installment that became due on June 30, 1999 under the provisions of the term loan. In addition, the Company's Chapter 11 bankruptcy petition filed on April 14, 1999 triggered events of default under all of the Company's indebtedness.
<F2>Reclassified under "Liabilities Subject to Compromise."


NOTE 5.  LIABILITIES SUBJECT TO COMPROMISE

      Liabilities subject to compromise under the reorganization proceedings consist of the following as of:


                                                 June 30, 1999
                                                ---------------
         Accounts payable                          $4,786,000
         Accrued expenses                           1,289,000
         Convertible debentures                     3,350,000
                                                ---------------
                                                   $9,425,000
                                                ===============


      The Company ceased accruing interest on the convertible debentures (the "Debentures") as of the Petition Date.

NOTE 6.  REORGANIZATION ITEMS

      Reorganization Items consist of the following for the six month period ended:


                                                 June 30, 1999
                                                ---------------
         Professional fees                         $326,000
         Loss on disposal of assets                  15,000
         Other expenses                               5,000
         Interest income (post-petition)             (3,000)
                                                ---------------
                                                   $343,000
                                                ===============


      Net cash used by Reorganization Items include the following for the six month period ended:


                                                 June 30, 1999
                                                ---------------
         Professional fees                         $76,000
         Other expenses                              5,000
         Interest income (post-petition)            (3,000)
                                                ---------------
                                                   $78,000
                                                ===============


      Costs and expenses related to the reorganization of the Company have been separately classified as Reorganization Items in the condensed statements of operations and condensed statements of cash flows for the period subsequent to the Petition Date. Prior to the Petition Date, certain similar costs and expenses (if any) are classified as general and administrative expenses in the condensed statements of operations.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

      On April 1, 1999, a complaint was filed in the Second Judicial District Court of the State of Nevada for the County of Washoe (Mitchell W. Fanning, et al. v. Alta Gold Co., et al.) against the Company. The complaint purports to seek relief on behalf of a group of individuals doing business as "Babe Mines" who leased to the Company certain mining claims which constitute an integral part of the Olinghouse mine. Specifically, the complaint seeks (i) a judicial declaration that the lease of mining claims to the Company has been terminated, (ii) money damages for alleged trespass and conversion, and (iii) a judicial declaration that plaintiffs own an ore body within a mining claim owned by the Company by reason of "extralateral rights" pursuant to 30 U.S.C. Section 26 (1994). Following the Company's filing of a Chapter 11 petition, the plaintiffs removed the action to the Bankruptcy Court. The Company has filed an answer to the complaint, as well as a counter-claim against the plaintiffs, and has joined as third-party defendants its other lessors at Olinghouse in order to avoid piecemeal litigation and to address potential boundary disputes and claims of "extralateral rights" by the other lessors. The pleadings have not yet closed in this action, but the Company believes that it should eventually prevail therein. A scheduling conference is presently scheduled for August 18, 1999. No assurance can be given that the Company will prevail or otherwise obtain a satisfactory result in this matter.

NOTE 8.  SUBSEQUENT EVENTS

      By letter dated July 30, 1999, certain holders of the Debentures notified the Company of their election to convert $91,000 principal amount of the Debentures into 1,117,108 shares of the Company's common stock, based on a conversion price of
$.08325 (90% of the average closing bid price of the Company's common stock for the five trading days preceding July 30, 1999 or $.09250). By letter dated August 3, 1999, the Company advised such holders that the Company would not honor such election to convert because it believes that such elections are stayed by the automatic stay issued in the Company's Chapter 11 bankruptcy proceeding. On August 9, 1999, the holders threatened to file a motion with the Bankruptcy Court to compel the conversion of the Debentures into shares of the Company's common stock. The
Company intends to oppose any such motion. No assurance can be given that the Bankruptcy Court will not grant any such motion to compel conversion of the Debentures.

      On August 2, 1999, the Company received an offer from a potential investor to purchase a 40% interest in Olinghouse. The proposed sale of an interest in Olinghouse is subject to numerous conditions, including the completion of definitive documentation, approval by the Bankruptcy Court of the Company's Conditional Motion to Dismiss, and the receipt by the proposed investor of adequate financing to consummate such transaction. No assurance can be given that the Bankruptcy Court will grant the Conditional Motion to Dismiss or that the proposed sale will be consummated in a timely manner. The Company has also had discussions with other potential investors, but no such transaction appears imminent. In the event that the Company does not consummate a sale or obtain financing from other sources within a very short period of time, the Company's ability to continue operating is in doubt.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. CERTAIN INFORMATION INCLUDED HEREIN CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING, SUCH AS STATEMENTS REGARDING MANAGEMENT'S EXPECTATIONS REGARDING THE COMPANY'S ABILITY TO EMERGE SUCCESSFULLY FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS, TO OBTAIN ANY FINANCING OR TO SELL AN INTEREST IN OLINGHOUSE, OR TO CONTINUE OPERATING.
SUCH FORWARD-LOOKING INFORMATION INVOLVES IMPORTANT RISKS AND UNCERTAINTIES THAT COULD SIGNIFICANTLY AFFECT ANTICIPATED
RESULTS IN THE FUTURE AND, ACCORDINGLY, SUCH RESULTS MAY DIFFER FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE HEREIN. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE RELATING TO THE SOURCES OF CASH NECESSARY TO MEET OBLIGATIONS, THE MARKET PRICE OF METALS, PRODUCTION RATES, PRODUCTION COSTS, THE SUCCESSFUL PREPARATION AND APPROVAL OF A PLAN OF REORGANIZATION FOR THE COMPANY, THE AVAILABILITY OF FINANCING, THE ABILITY TO OBTAIN AND MAINTAIN ALL OF THE PERMITS NECESSARY TO PUT AND KEEP PROPERTIES IN PRODUCTION, DEVELOPMENT AND CONSTRUCTION ACTIVITIES, DEPENDENCE ON EXISTING MANAGEMENT AND WEATHER CONDITIONS. THE COMPANY CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, AND SUCH STATEMENTS SPEAK ONLY AS OF THE DATE MADE.

OVERVIEW
--------

     On April 14, 1999 (the "Petition Date"), the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code"). Since the Petition Date, the Company has functioned as a debtor-in-possession on behalf of the bankruptcy estate, and as such, is authorized to operate its business subject to Bankruptcy Court supervision. No assurance can be given that the Company will remain a debtor-in-possession or that a trustee will not be appointed to operate the Company's business.

      As the result of having received an offer from a potential investor to buy a 40% interest in Olinghouse (see Note 8 to Condensed Financial Statements), on August 4, 1999, the Company filed with the Bankruptcy Court a Conditional Motion to Dismiss the Chapter 11 bankruptcy proceeding. The Bankruptcy Court established August 31, 1999 as the date on which a hearing on the Conditional Motion to Dismiss will be held. No assurance can be given that the Conditional Motion to Dismiss will be granted or that the proposed sale of an interest in Olinghouse will be consummated. In the event that the proposed sale is not consummated or the Company is unable to obtain financing from other sources within a very short period of time, the Company's ability to continue operating is in doubt.

     On August 6, 1999, due to deteriorating liquidity, the Company temporarily suspended mining, crushing and milling operations at Olinghouse in order to conserve cash pending the hearing on the Conditional Motion to Dismiss. Until the suspension of mining operations, Olinghouse was the Company's only fully operational mine. Mining operations at Griffon ceased in April 1999, but gold production is expected to continue at Griffon in declining amounts through year-end 1999.

      The Bankruptcy Code provides that, unless the Bankruptcy Court appoints a trustee, a debtor has the exclusive right to file a plan of reorganization for the first 120 days subsequent to the filing of the petition (or for such longer or shorter period as the Bankruptcy Court may permit). The Company has not yet submitted a plan of reorganization. On August 10, 1999, the Company filed with the Bankruptcy Court a request to extend the bankruptcy exclusivity period from August 12, 1999 to October 11, 1999. The Bankruptcy Court set the hearing on this request for September 8, 1999. The Bankruptcy Court established August 16, 1999 as the bar date for filing claims. The most recently issued cash collateral order approved by the Bankruptcy Court extends through and including September 3, 1999. The Company breached the terms of such cash collateral order due to its failure to reach at least 75% of the projected revenue as provided in a related budget. The secured lenders, however, have consented to the Company's continued use of cash collateral solely for its limited operations related to gold production from the existing ore on its heap leach pads.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THREE MONTH PERIODS ENDED JUNE 30, 1999 AND
JUNE 30, 1998

     In the second quarter of 1999, the Company had $7,058,000 in revenue from the sale of 22,500 ounces of gold at an average price of $314/oz., as compared to $3,221,000 in revenue from the sale of 9,600 ounces of gold at an average price of $336/oz. in the second quarter of 1998. In the second quarter of 1999, the Company (1) mined 281,000 tons of ore at Olinghouse with an average grade of 0.0583 oz./ton gold containing 16,376 ounces of gold, (2) mined 147,000 tons of ore at Griffon with an average grade of 0.0301 oz./ton gold containing 4,418 ounces of gold and
(3) produced 17,551 ounces of gold, including 7,945 ounces of gold from Olinghouse at an average cash cost of $273/oz., 8,524 ounces of gold from Griffon at an average cash cost of $156/oz. and 1,082 ounces of gold from Kinsley at an average cash cost of $191/oz. In the second quarter of 1998, the Company mined 402,000 tons of ore at Griffon with an average grade of 0.0336 oz./ton gold containing 13,483 ounces of gold and produced 10,007 ounces of gold, including 7,590 ounces of gold from Griffon at an average cash cost of $142/oz. and 2,417 ounces of gold from Kinsley at an average cash cost of $307/oz. Mining at Griffon began in September 1997 and was suspended in April 1999, with production of refined gold beginning in January 1998 and expected to continue in declining amounts through year-end 1999. Mining at Olinghouse began in July 1998 and production of refined gold from the initial shakedown run of the mill began in September 1998 and from the leach pad in December 1998. On August 6, 1999, the Company temporarily suspended mining, crushing and milling activities at Olinghouse due to liquidity problems. Mining at Kinsley was completed in early March 1998, with gold production from pad rinsing expected to continue in declining amounts through year-end 1999. The decrease in gold production at Kinsley from 2,417 ounces of gold in the second quarter of 1998 to 1,082 ounces of gold in the second quarter of 1999 is due to the completion of mining at Kinsley in March 1998.

      The increase in revenue from $3,221,000 in the second quarter of 1998 to $7,058,000 in the second quarter of 1999 is due primarily to the initiation of gold production at Olinghouse in September 1998, as partially offset by the decrease in the average selling price realized, from $336/oz. in the second quarter of 1998 to $314/oz. in the second quarter of 1999, and the decrease in gold production at Kinsley. The decrease in the average selling price is due to the Company fully using up all of its $335/oz. gold hedges in early May 1999 and having to revert to using its $280/oz. gold hedges thereafter, as compelled by the deterioration of the price of gold. The average spot price of gold decreased from $300/oz. in the second quarter of 1998 to $274/oz. in the second quarter of 1999.

     Direct mining, production, reclamation and maintenance costs increased from $2,618,000 in the second quarter of 1998 to $7,743,000 in the second quarter of 1999 primarily as the result of the initiation of gold production at Olinghouse in September 1998, as partially offset by the suspension of mining at Griffon in April 1999. Direct mining, production and maintenance costs for the second quarter of 1999 exceeded revenues by $685,000 principally because of continuing problems at Olinghouse with the operation of the mill and ADR plant, as well as the higher than average stripping ratio which the Company is presently faced with at the current phase of the mine plan for Olinghouse.

      The decrease in general and administrative expenses from $401,000 in the second quarter of 1998 to $274,000 in the second quarter of 1999 is primarily due to the deferral in the second quarter of 1999 of the annual stockholders meeting and the associated publication and distribution of the Company's annual report. The increase in exploration expense from $67,000 in the second quarter of 1998 to $106,000 in the second quarter of 1999 is due to a temporary lull in exploration efforts in the second quarter of 1998.

      Interest and other income decreased from $20,000 in the second quarter of 1998 to $3,000 (which amount has been classified as a Reorganization Item) in the second quarter of 1999 as the result of less funds being available for investment in 1999. The $741,000 charge for interest expense and other in the second quarter of 1999 represents the expensing of Olinghouse debt-related costs. Similar costs incurred in 1998, prior to the initiation of gold production at Olinghouse, were capitalized.

      The $343,000 charge for reorganization items in the second quarter of 1999 includes expenses incurred by the Company in connection with its efforts to reorganize under Chapter 11 of the Bankruptcy Code.

      No provision for income taxes was required in either the second quarter of 1999 or the second quarter of 1998 because of the loss incurred in the second quarter of 1999 and the utilization of tax loss carryforwards in the second quarter of 1998, respectively. As of June 30, 1999, the

Company estimates that it has approximately $38,455,000 in net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period from 2005 to 2018. The availability of these net operating loss carryforwards is subject to the tax consequences (if any) of the resolution of the Company's Chapter 11 bankruptcy proceedings.

      The deterioration of the profitability of the Company, from $114,000 in net income in the second quarter of 1998 to a net loss of $2,149,000 in the second quarter of 1999 is due to multiple factors, including: (i) the expensing of Olinghouse debt-related costs subsequent to the initiation of gold production, (ii) the lower than expected rate of gold production at Olinghouse due to continuing production problems,
(iii) the greater than expected decrease in gold production from post-mining, heap leaching operations at Griffon, (iv) the high cost of producing gold at Olinghouse, (v) the deterioration of the price of gold, and (vi) the costs incurred in the second quarter of 1999 associated with the Company's April 14, 1999 filing of a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code.

COMPARISON OF SIX MONTH PERIODS ENDED JUNE 30, 1999 AND
JUNE 30, 1998

      In the first half of 1999, the Company had $13,730,000 in revenue from the sale of 42,200 ounces of gold at an average price of $325/oz., as compared to $6,845,000 in revenue from the sale of 20,400 ounces of gold at an average price of $336/oz. in the first half of 1998. In the first half of 1999, the Company
(i) mined 971,000 tons of ore at Olinghouse with an average grade of 0.0435 oz./ton gold containing 42,213 ounces of gold,
(ii) mined 595,000 tons of ore at Griffon with an average grade of 0.0290 oz./ton gold containing 17,262 ounces of gold and
(iii) produced 41,853 ounces of gold, including 19,285 ounces of gold from Olinghouse at an average cash cost of $270/oz., 20,753 ounces of gold from Griffon at an average cash cost of $149/oz. and 1,815 ounces of gold from Kinsley at an average cash cost of $212/oz. In the first half of 1998, the Company
(i) mined 810,000 tons of ore at Griffon with an average grade of
0.0337 oz./ton gold containing 27,305 ounces of gold, (ii) mined 94,000 tons of ore at Kinsley with an average grade of 0.0334 oz./ton gold containing 3,135 ounces of gold and (iii) produced 20,617 ounces of gold, including 14,680 ounces of gold from Griffon at an average cash cost of $144/oz. and 5,937 ounces of gold from Kinsley at an average cash cost of $288/oz. Mining at Griffon began in September 1997 and was suspended in April 1999, with production of refined gold beginning in January 1998 and expected to continue in declining amounts through year-end 1999. Mining at Olinghouse began in July 1998 and production of refined gold from the initial shakedown run of the mill began in
September 1998 and from the leach pad in December 1998. On August 6, 1999, the Company temporarily suspended mining, crushing and milling activities at Olinghouse due to liquidity problems. Mining at Kinsley was completed in early March 1998, with gold production from pad rinsing expected to continue in declining amounts through year-end 1999. The decrease in gold production at Kinsley from 5,937 ounces of gold in the first half of 1998 to 1,815 ounces of gold in the first half of 1999 is due to the completion of mining at Kinsley in March 1998. The increase in gold production at Griffon from 14,680 ounces of gold in the first half of 1998 to 20,753 ounces of gold in the first half of 1999 is due to the first half of 1999 being preceded by over fifteen months of mining as compared to the first half of 1998 being preceded by less than four months of mining, as partially offset by the suspension of mining in April 1999.

     The increase in revenue from $6,845,000 in the first half of 1998 to $13,730,000 in the first half of 1999 is due primarily to the initiation of gold production at Olinghouse in September 1998 and the increase in gold production at Griffon, as partially offset by the decrease in the average selling price realized, from $336/oz. in the first half of 1998 to $325/oz. in the first half of 1999, and the decrease in gold production at Kinsley. The decrease in the average selling price is due to the Company fully using up all of its $335/oz. gold hedges in early May 1999 and having to revert to using its $280/oz. gold hedges thereafter, as compelled by the deterioration of the price of gold. The average spot price of gold decreased from $297/oz. in the first half of 1998 to $280/oz. in the first half of 1999, falling as low as $270/oz. in the months of May and June 1999.

     Direct mining, production, reclamation and maintenance costs increased from $5,562,000 in the first half of 1998 to $13,157,000 in the first half of 1999 primarily as the result of the initiation of gold production at Olinghouse in September 1998, as partially offset by the suspension of mining at Griffon in April 1999 and the completion of mining at Kinsley in March 1998.

      The decrease in general and administrative expenses from $708,000 in the first half of 1998 to $622,000 in the first half of 1999 is primarily due to the deferral in the first half of 1999 of the annual stockholders meeting and the associated publication and distribution of the Company's annual report. The increase in exploration expense from $116,000 in the first half of 1998 to $212,000 in the first half of 1999 is due to a temporary lull in exploration efforts in the first half of 1998.

      Interest and other income decreased from $62,000 in the first half of 1998 to $36,000 ($3,000 of which has been classified as a Reorganization Item) in the first half of 1999 as the result of less funds being available for investment in 1999. The $1,548,000 charge for interest expense and other in the first half of 1999 represents the expensing of Olinghouse debt-related costs. Similar costs incurred in the first half of 1998, prior to the initiation of gold production at Olinghouse, were capitalized.

      The $343,000 charge for reorganization items in the first half of 1999 includes expenses incurred by the Company in connection with its efforts to reorganize under Chapter 11 of the Bankruptcy Code.

      No provision for income taxes was required in either the first half of 1999 or the first half of 1998 because of the loss incurred in the first half of 1999 and the utilization of tax loss carryforwards in the first half of 1998, respectfully. As of June 30, 1999, the Company estimates that it has approximately $38,455,000 in net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period from 2005 to 2018. The availability of these net operating loss carryforwards is subject to the tax consequences (if any) of the resolution of the Company's Chapter 11 bankruptcy proceedings.

      The deterioration in the profitability of the Company, from $480,000 in net income in the first half of 1998 to a net loss of $2,119,000 in the first half of 1999 is due to multiple factors, including: (i) the expensing of Olinghouse debt-related costs subsequent to the initiation of gold production at Olinghouse,
(ii) the lower than expected rate of gold production at Olinghouse primarily due to continuing production problems,
(iii) the greater than expected decrease in gold production from post-mining, heap leaching operations at Griffon, (iv) the high cost of producing gold at Olinghouse, (v) the deterioration of the price of gold and (vi) the costs incurred in the first half of 1999 associated with the Company's April 14, 1999 filing of a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     On April 14, 1999, the Company filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code. Subsequently, as a result of, among other things described herein, continuing production problems at Olinghouse and a greater than expected decrease in gold production from post-
mining, heap leaching operations at Griffon, the Company's liquidity deteriorated to the point where the Company was compelled on August 6, 1999 to temporarily suspend mining, crushing and milling operations at Olinghouse in order to preserve its liquidity on a short-term basis.

      The Company believes that the only source of additional capital which may be available to the Company given the Company's current financial condition is from a sale of an interest in Olinghouse (see Note 8 to Condensed Financial Statements). In the event that the Company does not consummate a sale or obtain financing from other sources within a very short period of time, the Company's ability to continue operating is in doubt. No assurance can be given that any sale will be consummated in a timely manner or that the Company will be able to continue to operate.

INVESTING AND FINANCING ACTIVITIES
----------------------------------

      During the first half of 1999, the Company expended $735,000 for site development, construction and equipment at Olinghouse and $338,000 for the permitting of Copper Flat, and realized $113,000 from the disposal of non-essential property and equipment. In addition, during the first six months of 1999, the Company retired $939,000 in outstanding debt.

OTHER
-----

     The approach of the year 2000 has become a potential problem for businesses utilizing computers in their operations since many computer programs are date sensitive and will only recognize the last two digits of the year, thereby recognizing the year 2000 as the year 1900 or not at all (the "Year 2000 Issue"). Management has made an assessment of the Company's exposure to the Year 2000 Issue and what will be required to ensure that the Company is Year 2000 compliant. The primary computer programs utilized in the Company's operations and financial reporting systems have been acquired from independent software vendors. All of these vendors have been formally contacted to determine whether their systems are Year 2000 compliant, and, if not, timelines have been or will be established as to when the Company will receive the required upgrades that assure that these systems will be Year 2000 compliant. Maintenance or modification costs associated with the Year 2000 Issue will be expensed as incurred, while the cost of any new software will be capitalized and amortized over the software's useful life. The Company does not expect to incur costs in connection with the Year 2000 Issue that would have a material impact on operations. Although the Company presently believes that all of its software programs will be Year 2000 compliant, there can be no assurances that the Company will not be adversely affected by the Year 2000 Issue.

OUTLOOK
-------

      The future viability of the Company is completely dependent upon the Company's ability to obtain sufficient outside financing in a very short period of time to be able to satisfy its financial obligations and to be able to emerge successfully from bankruptcy, either by dismissal or a plan of reorganization. There is no assurance that the Company will be able to obtain adequate financing in a timely manner or that the Company will be able to emerge successfully from the bankruptcy proceedings.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISKS

  GOLD PRICE

      The Company's profitability is significantly impacted by changes in the market price of gold. Gold prices may fluctuate widely. On June 16, 1999, the market price of gold declined to $259/oz., its lowest price in 20 years, and has been below $300/oz. for all of 1999.

      In order to mitigate the detrimental effects of significant decreases in the price of gold, the Company has historically hedged all or a portion of its anticipated gold production. As of June 30, 1999, the Company had in place the following hedges which cover in full the Company's projected future gold production through September 2001:


                                     EXPECTED MATURITY OR TRANSACTION YEAR
                                  ------------------------------------------
                                     1999           2000            2001
                                  ----------     ----------      -----------
FORWARD SALES CONTRACTS:
 Ounces                                8,800             --               --
 Average Price ($/oz.)                  $281             --               --
PUT OPTIONS OWNED:
 Ounces                               66,000        132,000           82,800
 Average Price ($/oz.)                  $280           $280             $280


      As of December 31, 1998, the Company had in place the following hedges which cover in full the Company's projected future gold production through September 2001:


                                     EXPECTED MATURITY OR TRANSACTION YEAR
                                  ------------------------------------------
                                     1999           2000            2001
                                  ----------     ----------     ------------
FORWARD SALES CONTRACTS:
 Ounces                              25,800              --               --
 Average Price ($/oz.)                 $339              --               --
PUT OPTIONS OWNED:
 Ounces                             133,400         132,000           82,800
 Average Price ($/oz.)                 $283            $280             $280


      Based on the Company's estimated production for 1999, every $10 increase in the price of gold above $280/oz. would result in an increase of approximately $0.4 million in both net income and net cash flow.

  INTEREST RATES

      At June 30, 1999, the Company's outstanding debt included $17.0 million in variable rate debt with a weighted average interest rate of 7.1% and $11.3 million in fixed rate debt with a weighted average interest rate of 7.4%, compared with $17.0 million in variable rate debt with a weighted average interest rate of 7.1% and $12.2 million in fixed rate debt with a weighted average interest rate of 7.4% as of December 31, 1998. Every hypothetical one percentage increase or decrease in the variable interest rate in 1999 would result in a corresponding $0.2 million increase or decrease in both net income and net cash flow.

  FOREIGN CURRENCY

      The price of gold is denominated in United States dollars and all of the Company's operations and expenses are incurred in United States dollars. Accordingly, the Company has no direct foreign currency exposure.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      On April 1, 1999, a complaint was filed in the Second Judicial District Court of the State of Nevada for the County of Washoe (Mitchell W. Fanning, et al. v. Alta Gold Co., et al.) against the Company. The complaint purports to seek relief on behalf of a group of individuals doing business as "Babe Mines" who leased to the Company certain mining claims which constitute an integral part of the Olinghouse mine. Specifically, the complaint seeks (i) a judicial declaration that the lease of mining claims to the Company has been terminated, (ii) money damages for alleged trespass and conversion, and (iii) a judicial declaration that plaintiffs own an ore body within a mining claim owned by the Company by reason of "extralateral rights" pursuant to 30 U.S.C. Section 26 (1994). Following the Company's filing of a Chapter 11 petition, the plaintiffs removed the action to the Bankruptcy Court. The Company has filed an answer to the complaint, as well as a counter-claim against the plaintiffs, and has joined as third-party defendants its other lessors at Olinghouse in order to avoid piecemeal litigation and to address potential boundary disputes and claims of "extralateral rights" by the other lessors. The pleadings have not yet closed in this action, but the Company believes that it should eventually prevail therein. A scheduling conference is presently scheduled for August 18, 1999. No assurance can be given that the Company will prevail or otherwise obtain a satisfactory result in this matter.

     On April 14, 1999, the Company filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code to facilitate the reorganization of the Company's business and the restructuring of its long-term debt and other liabilities. The petition was filed in United States Bankruptcy Court in Reno, Nevada (the "Bankruptcy Court") on April 14, 1999. As of that date, the United States Bankruptcy Court for the District of Nevada assumed jurisdiction over the assets of the Company. The Company is acting as debtor-in-possession on behalf of its bankruptcy estate, and is authorized as such to operate its business subject to bankruptcy court supervision. On August 4, 1999, the Company filed a Conditional Motion to Dismiss the Chapter 11 bankruptcy proceeding. The Bankruptcy Court established August 31, 1999 as the date on which the hearing on the Conditional Motion to Dismiss will be held. The Bankruptcy Code provides that, unless the Bankruptcy Court appoints a trustee, a debtor has the exclusive right to file a plan of reorganization for the first 120 days subsequent to the filing of the petition (or for such longer or shorter period as the Bankruptcy Court may permit). The Company has not yet submitted a plan of reorganization. On August 10, 1999, the Company filed a request with the Bankruptcy Court to extend the bankruptcy exclusivity period from August 12, 1999 to October 11, 1999. The Bankruptcy Court set the hearing on this request for September 8, 1999. If the Company is unable to obtain an extension of the exclusivity period and the exclusivity period lapses, any creditor or party in interest may file its own plan of reorganization. The Bankruptcy Court has established August 16, 1999 as the bar date for filing claims. The most recently issued cash collateral order approved by the Bankruptcy Court extends through and including September 3, 1999. The Company breached the terms of such cash collateral order due to its failure to reach at least 75% of the projected revenue as provided in a related budget. The secured lenders, however, have consented to the Company's continued use of cash collateral solely for its limited operations related to gold production from the existing ore on its heap leach pads.

ITEM 2.  CHANGES IN SECURITIES

     In response to the Company's filing for reorganization under Chapter 11 of the Bankruptcy Code and as a result of the Company's inability to comply with one of Nasdaq's continued listing criteria, effective June 23, 1999, Nasdaq delisted the Company's common stock from the Nasdaq National Market. By letter dated July 5, 1999, the Company appealed the decision to delist to the Nasdaq Listing and Hearing Review Council. The Company has been advised that the Nasdaq Listing and Hearing Review Council will likely issue its decision in December 1999.

      By letter dated July 30, 1999, certain holders of the Debentures notified the Company of their election to convert $91,000 principal amount of the Debentures into 1,117,108 shares of the Company's common stock, based on a conversion price of
$.08325 (90% of the average closing bid price of the Company's common stock for the five trading days preceding July 30, 1999 or $.09250). By letter dated August 3, 1999, the Company advised such holders that the Company would not honor such election to convert such debentures because it believes that such elections are stayed by the automatic stay issued in the Company's Chapter 11 bankruptcy proceeding. On August 9, 1999, the holders threatened to file a motion with the Bankruptcy Court to compel the conversion of the Debentures into shares of the Company's common stock. The Company intends to oppose any such motion. No assurance can be given that the Bankruptcy Court will not grant any such motion to compel conversion of the Debentures.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      The Company's revolving credit and term loans with Standard Chartered Bank, Credit Agriole Indosuez and Gerald Metal, Inc. contains certain financial covenants. As of June 30, 1999, the Company was not in compliance with the financial covenants covering Minimum Net Worth, Minimum Current Ratio, Maximum
Leverage Ratio, Minimum EBITDA to Interest Expense and Minimum EBITDA to Interest Expense and Principal, as defined by the credit facility. The Company was also unable to pay the $1,000,000 quarterly principal installment that became due on June 30, 1999 under the provisions of the term loan. In addition, the Company's Chapter 11 petition filed on April 14, 1999 triggered events of default under all of the Company's indebtedness.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits:

          27.01     Financial Data Schedule

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

                                           ALTA GOLD CO.
                                            (Registrant)


Date: August 16, 1999    By: /s/ John A. Bielun
                             ____________________________________
                             John A. Bielun
                             Chief Financial Officer and Chief
                             Accounting Officer
                             (Duly authorized officer, principal
                             financial officer and chief
                             accounting officer)

                          EXHIBIT INDEX
                          -------------

 Exhibit                                                Page
 NUMBER         DESCRIPTION                            NUMBER
 --------       -----------                         ------------

  27.01         Financial Data Schedule                  26