Form 10-Q
period 1999-09-30
ALTA GOLD CO/NV/
filed 1999-11-12
CIK 90350

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:       September 30, 1999
                                    -----------------------------
                               OR

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                   --------------    ------------

Commission File Number:           2-2274
                       -----------------------------------------

                          ALTA GOLD CO.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            Nevada                            87-0259249
-------------------------------        -------------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)            Identification No.)

 3663 E. Sunset Road, Suite 507, Las Vegas, Nevada     89120
----------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

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

The number of shares outstanding of the registrant's common stock as of November 10, 1999 was 34,595,108

                          ALTA GOLD CO.
                     (DEBTOR-IN-POSSESSION)

                        TABLE OF CONTENTS

                                                                   PAGE
                                                                  NUMBER
                                                                  ------
PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements
          Condensed Balance Sheets as of
          September 30, 1999 and December 31, 1998                   3

          Condensed Statements of Operations for the
          Three Months Ended September 30, 1999 and 1998             5
          Nine Months Ended September 30, 1999 and 1998              6

          Condensed Statements of Cash Flows for the
          Nine Months Ended September 30, 1999 and 1998              7

          Notes to Condensed Financial Statements                    9

 Item 2:  Management's Discussion and Analysis of
          Financial Condition and Results of Operations             14

 Item 3:  Quantitative and Qualitative Disclosures About
          Market Risks                                              20

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                         21

 Item 2.  Changes in Securities                                     21

 Item 3.  Defaults Upon Senior Securities                           22

 Item 6.  Exhibits and Reports on Form 8-K                          22

SIGNATURE                                                           23

EXHIBIT INDEX                                                       24

                          ALTA GOLD CO.
                     (DEBTOR-IN-POSSESSION)

                    CONDENSED BALANCE SHEETS

                             ASSETS

                                         September 30,
                                             1999          December 31,
                                          (Unaudited)          1998
                                         -------------     ------------
CURRENT ASSETS:
 Cash and cash equivalents                   $290,000         $953,000
 Inventories                                6,794,000        7,020,000
 Prepaid expenses and other                   314,000          951,000
                                         -------------     ------------
   Total current assets                     7,398,000        8,924,000

PROPERTY AND EQUIPMENT, net
 Mining properties and claims              17,185,000       17,185,000
 Buildings and equipment                   25,920,000       29,491,000
                                         -------------     ------------
                                           43,105,000       46,676,000
 Less - accumulated depreciation           (8,723,000)      (9,033,000)
                                         -------------     ------------

   Total property and equipment, net       34,382,000       37,643,000

DEFERRED MINE DEVELOPMENT COSTS, net       23,100,000       24,185,000

DEFERRED FINANCING COSTS                    2,034,000        2,790,000

OTHER ASSETS                                  638,000          950,000
                                         -------------     ------------

   Total Assets                           $67,552,000      $74,492,000
                                         =============     ============


 The accompanying notes to condensed financial statements are an integral part of these statements.


                          ALTA GOLD CO.
                     (DEBTOR-IN-POSSESSION)

              CONDENSED BALANCE SHEETS (CONTINUED)

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                September 30,
                                                    1999           December 31,
                                                (Unaudited)            1998
                                               --------------     --------------
CURRENT LIABILITIES:
 Accounts payable                                  $420,000         $4,403,000
 Accrued liabilities                              1,388,000          1,273,000
 Current portion of long-term debt               15,435,000          4,821,000
                                               --------------     --------------
   Total current liabilities                     17,243,000         10,497,000
                                               --------------     --------------

LONG-TERM LIABILITIES:
 Long-term debt, net of current portion           9,334,000         24,381,000
 Deferred income taxes                              662,000            662,000
 Other long-term liabilities                        362,000            995,000
                                               --------------     --------------
   Total long-term liabilities                   10,358,000         26,038,000
                                               --------------     --------------

LIABILITIES SUBJECT TO COMPROMISE                 9,501,000                  -
                                               --------------     --------------

   Total liabilities                             37,102,000         36,535,000
                                               --------------     --------------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value:  authorized
    60,000,000 shares, issued 34,595,108 and
    33,478,000 shares, respectively                  35,000             34,000
  Additional capital                             53,286,000         53,184,000
  Accumulated deficit                           (22,871,000)       (15,261,000)
                                               --------------     --------------
   Total stockholders' equity                    30,450,000         37,957,000
                                               --------------     --------------

   Total liabilities and stockholders' equity   $67,552,000        $74,492,000
                                               ==============     ==============

 The accompanying notes to condensed financial statements are an integral part of these statements.

                          ALTA GOLD CO.
                     (DEBTOR-IN-POSSESSION)

               CONDENSED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                           Three Months Ended September 30,
                                           --------------------------------
                                                1999               1998
                                           --------------      ------------
REVENUE                                       $3,000,000        $5,237,000
                                           --------------      ------------

OPERATING COSTS AND EXPENSES:
  Direct mining, production, reclamation
    and maintenance costs                      4,857,000         3,987,000
 General and administrative                      325,000           327,000
 Exploration                                           -           118,000
 Impairment of assets                          2,168,000                 -
                                           --------------      ------------
                                               7,350,000         4,432,000
                                           --------------      ------------

INCOME (LOSS) FROM OPERATING                  (4,350,000)          805,000
                                           --------------      ------------

OTHER INCOME (EXPENSE):
 Interest and other income                             -            18,000
 Loss on disposal of assets                            -          (127,000)
 Interest expense (contractual interest -
  $770,000 and $0,   respectively)              (737,000)                -
                                           --------------      ------------
                                                (737,000)         (109,000)
                                           --------------      ------------
INCOME (LOSS) BEFORE REORGANIZATION ITEMS
  AND PROVISION FOR INCOME TAXES              (5,087,000)          696,000

REORGANIZATION ITEMS                            (404,000)                -
                                           --------------      ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME
  TAXES                                       (5,491,000)          696,000

PROVISION FOR INCOME TAXES                             -                 -
                                           --------------      ------------

NET INCOME (LOSS)                            ($5,491,000)         $696,000
                                           ==============      ============

NET INCOME (LOSS) PER SHARE:
  Basic                                           ($0.16)            $0.02
  Diluted                                         ($0.16)            $0.02

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                       33,850,366        32,824,085
  Diluted                                     33,850,366        35,466,474


 The accompanying notes to condensed financial statements are an integral part of these statements.

                          ALTA GOLD CO.
                     (DEBTOR-IN-POSSESSION)

               CONDENSED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                             Nine Months Ended September 30,
                                            --------------------------------
                                                 1999              1998
                                            --------------    --------------
REVENUE                                      $16,730,000       $12,082,000
                                            --------------    --------------

OPERATING COSTS AND EXPENSES:
 Direct mining, production, reclamation
   and maintenance costs                      18,014,000         9,549,000
 General and administrative                      947,000         1,035,000
 Exploration                                     212,000           234,000
 Impairment of assets                          2,168,000                 -
                                            --------------    --------------
                                              21,341,000        10,818,000
                                            --------------    --------------

INCOME (LOSS) FROM OPERATING                  (4,611,000)        1,264,000
                                            --------------    --------------

OTHER INCOME (EXPENSE):
 Interest and other income                        33,000            80,000
 Loss on disposal of assets                            -          (168,000)
 Interest expense (contractual interest -
 $2,346,000 and $0, respectively) and other   (2,285,000)                -
                                            --------------    --------------
                                              (2,252,000)          (88,000)
                                            --------------    --------------
INCOME (LOSS) BEFORE REORGANIZATION ITEMS
  AND PROVISION FOR INCOME TAXES              (6,863,000)        1,176,000

REORGANIZATION ITEMS                            (747,000)                -
                                            --------------    --------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME
  TAXES                                       (7,610,000)        1,176,000

PROVISION FOR INCOME TAXES                             -                -
                                            --------------    --------------

NET INCOME (LOSS)                            ($7,610,000)       $1,176,000
                                            ==============    ==============

NET INCOME (LOSS) PER SHARE:
  Basic                                           ($0.23)            $0.04
  Diluted                                         ($0.23)            $0.03

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                       33,602,108        32,257,285
  Diluted                                     33,602,108        35,738,870


 The accompanying notes to condensed financial statements are an integral part of these statements.

                          ALTA GOLD CO.
                     (DEBTOR-IN-POSSESSION)

               CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                     Nine Months Ended September 30,
                                                    ---------------------------------
                                                         1999               1998
                                                    --------------      -------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                  ($7,610,000)        $1,176,000
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
   Depreciation, depletion and amortization            5,953,000          2,734,000
   Impairment of assets                                2,168,000                  -
   Reorganization items                                  747,000                  -
   Loss on disposal of assets                                  -            168,000
   Decrease (increase) in -
     Inventories                                      (1,043,000)        (1,854,000)
     Prepaid expenses and other                          631,000           (321,000)
   Increase (decrease) in -
     Accounts payable (pre-petition)                     383,000            480,000
     Accounts payable (post-petition)                    420,000                  -
     Accrued and other liabilities (pre-petition)       (797,000)           160,000
     Accrued and other liabilities (post-petition)       738,000                  -
                                                    --------------      -------------

  Net cash provided by operating activities
    before reorganization items                        1,590,000          2,543,000

  Net cash used by reorganization items                  (82,000)                 -
                                                    --------------      -------------

Net cash provided by operating activities              1,508,000          2,543,000
                                                    --------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, buildings and equipment        (759,000)       (12,907,000)
  Additions to deferred mine development costs          (442,000)        (2,568,000)
  Proceeds from sale of property and equipment           113,000             45,000

                                                    --------------      -------------

Net cash used in investing activities                 (1,088,000)       (15,430,000)
                                                    --------------      -------------

 The accompanying notes to condensed financial statements are an integral part of these statements.


                          ALTA GOLD CO.
                     (DEBTOR-IN-POSSESSION)

         CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                           (UNAUDITED)

                                                          Nine Months Ended September 30,
                                                         ---------------------------------
                                                              1999               1998
                                                         --------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                    -         21,465,000
  Payments on debt                                         (1,083,000)        (9,255,000)
  Financing costs                                                   -         (2,280,000)
                                                         --------------      -------------

Net cash provided by (used in) in financing activities     (1,083,000)         9,930,000
                                                         --------------      -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (663,000)        (2,957,000)

CASH AND CASH EQUIVALENTS, beginning of period                953,000          3,330,000
                                                         --------------      -------------

CASH AND CASH EQUIVALENTS, end of period                     $290,000           $373,000
                                                         ==============      =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for interest, net of
   amount capitalized                                      $1,114,000               $  -

  Cash paid during the period for income taxes                   $  -               $  -



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Debt retired with common stock                            $  91,000         $4,850,000


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

      These interim, unaudited, condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

NOTE 2.  CHAPTER 11 BANKRUPTCY PROCEEDINGS

      As the result of having received an offer from a potential investor to buy a 40% interest in Olinghouse, on August 4, 1999, the Company filed with the Bankruptcy Court a Conditional Motion to Dismiss the Chapter 11 bankruptcy proceeding. At the September 8, 1999 Bankruptcy Court hearing on the Conditional Motion to Dismiss, the Company withdrew the motion. On August 6, 1999, due to deteriorating liquidity, the Company suspended mining, crushing and milling operations at Olinghouse in order to conserve cash.

      The Bankruptcy Code provides that, unless the Bankruptcy Court appoints a trustee, a debtor has the exclusive right to file a plan of reorganization for the first 120 days subsequent to the filing of the petition (or for such longer or shorter period as the Bankruptcy Court may permit). The Company has not yet submitted a plan of reorganization. No assurance can be given that the Company will ever be in a position to file a plan of reorganization. On August 10, 1999, the Company filed a request with the Bankruptcy Court to extend the bankruptcy exclusivity period from August 12, 1999 to October 11, 1999. The Bankruptcy Court denied this request on September 8, 1999, which denial allows any creditor or party in interest to file its own plan of reorganization.

      The most recently issued cash collateral order approved by the Bankruptcy Court expired on October 16, 1999. The secured lenders, however, have consented, without a written order of the Bankruptcy Court, to the Company's continued use of cash collateral solely for the Company's limited operations related to gold production from the existing ore on its heap leach pads.

      On September 8, 1999, the Bankruptcy Court approved the retention of Warrior, a division of Standard New York Trading Corp. ("Warrior"), to act as special sales agent/financial advisor to the Company and both its secured and unsecured lenders. Warrior has been given the specific assignment to
(1) solicit, (2) evaluate and (3) assist in negotiation of, a transaction or combination of transactions pertaining to a disposition, by means of a sale, merger, consolidation or otherwise, of all or a substantial part of the assets of the Company. The Company's own efforts to sell an interest in Olinghouse are continuing. No assurance can be given that either Warrior or the Company will be able to complete the necessary transactions to allow the Company to resume mining operations. In the event such transactions are not consummated within a very short period of time, the Company is not expected to be able to continue as a going concern.

      During the pendency of its Chapter 11 proceedings, the Company's policy is to expense reorganization costs as incurred. Through September 30, 1999, the Company has incurred $747,000 in reorganization expenses, including $728,000 in professional fees, of which $78,000 had been paid as of September 30, 1999. All professional fees incurred subsequent to the Petition Date (and in connection with the Company's reorganization efforts) require approval by the Bankruptcy Court prior to the Company making payment.

      Under Chapter 11 bankruptcy proceedings, actions to enforce claims against the Company or the Company's property are stayed pending further order of the Bankruptcy Court if those claims arose, or are based on events that occurred, on or before the Petition Date, and such claims cannot be paid or restructured prior to the conclusion of the Chapter 11 proceedings or approval of the Bankruptcy Court. The Bankruptcy Court established August 16, 1999 as the bar date for filing claims; however late-filed claims may be considered by the Bankruptcy Court. All undisputed pre-petition claims are reported as Liabilities Subject to Compromise in the accompanying September 30, 1999 Condensed Balance Sheet. Any additional liabilities, which may arise as the result of the rejection of executory contracts or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts, cannot be determined at this time.

NOTE 3.  INVENTORIES

     Inventories consist of the following:

                                   September 30,     December 31,
                                        1999             1998
                                   -------------     -------------
     Precious metals:
         Refined products             $ 311,000     $    946,000
         In process                   6,392,000        5,945,000
     Consumable supplies                 91,000          129,000
                                   -------------     -------------
                                    $ 6,794,000      $ 7,020,000
                                   =============     =============

     Inventories of in-process metals and consumable supplies are valued at the lower of cost (using the first-in, first-out method) or market. Inventories of refined products are valued at market.

NOTE 4.  WRITE-DOWN OF ASSETS

      In the third quarter of 1999, the Company recorded a $2,168,000 write-down related to an asset impairment loss on Griffon. The write-down was necessitated by an unanticipated and precipitous deterioration in the recovery rate of the ore on the leach pad. The asset impairment loss included an inventory write-down of $1,269,000, a property and equipment write-down of $480,000, a deferred mine development cost write-down of $266,000 and a $153,000 increase in accrued reclamation costs.

NOTE 5.  LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                            September 30,        December 31,
                                                1999                 1998
                                           --------------       --------------
Term  loan with Standard Chartered  Bank,
Credit   Agricole  Indosuez  and   Gerald
Metals;  interest at LIBOR plus  2%;  due
December  31,  2001;  principal  payments
payable    in    11    equal    quarterly
installments, commencing June  30,  1999;
secured by a first priority mortgage lien
on  Olinghouse, Griffon, Copper Flat  and
Kinsley                                      $11,000,000<F1>      $11,000,000

Revolving   credit  loan  with   Standard
Chartered Bank, Credit Agricole  Indosuez
and Gerald Metals; interest at LIBOR plus
2%;  due October 31, 1999; secured  by  a
first    priority   mortgage   lien    on
Olinghouse,  Griffon,  Copper  Flat   and
Kinsley                                        6,000,000<F1>        6,000,000

Note  payable;  interest at  12%  payable
quarterly;  due January 2, 2000;  secured
by property                                    1,400,000<F2>        1,400,000

Convertible  debentures; interest  at  4%
payable  quarterly; due April  14,  2000;
unsecured                                              -<F3>        3,350,000

Notes  payable; interest at various rates
of  7.6  % to 9.1%; due at various  dates
between  July 2000 and June 2002; secured
by equipment                                   6,369,000<F4>        7,452,000
                                           --------------        -------------
                                              24,769,000<F5>       29,202,000
  Less - current portion                     (15,435,000)          (4,821,000)
                                           --------------        -------------
  Total long-term debt                        $9,334,000          $24,381,000
                                           ==============        =============
__________________________

<F1>  The   revolving  credit  and  term  loans  contain  certain
      financial covenants including requirements for Minimum Net Worth, Minimum Current Ratio, Maximum Leverage Ratio, Minimum EBITDA to Interest Expense, Minimum EBITDA to Interest Expense and Principal and Maximum Allowable Capital Expenditures, as defined. As of September 30, 1999, the Company was not in compliance with any of the financial covenants except for the financial covenant pertaining to Maximum Allowable Expenditures. In addition, the Company was unable to pay the $1,000,000 quarterly principal installments which became due on
      June  30,  1999  and September 30, 1999  and  the  $316,000
      quarterly  interest  payment  which  also  became  due   on
      September 30, 1999.

<F2>  The  Company  was  unable  to  pay  the  $42,000  quarterly interest payments which became due on June 30, 1999 and September 30, 1999.

<F3>  Reclassified under "Liabilities Subject to Compromise."

<F4>  The  Company  was  unable  to pay  $44,000  in  installment obligations that came due in July 1999, $188,000 that became due in August 1999 and another $188,000 that became due in September 1999; the result of which has made the underlying collateral subject to foreclosure.

<F5>  In  addition to all of the above, the Company's Chapter  11 bankruptcy petition that was filed on April 14, 1999 also triggered events of default under all of the Company's indebtedness.


NOTE 6.  LIABILITIES SUBJECT TO COMPROMISE

      Liabilities subject to compromise under the reorganization proceedings consist of the following as of:

                                             September 30,
                                                  1999
                                             --------------
         Accounts payable                      $4,786,000
         Accrued expenses                       1,456,000
         Convertible debentures                 3,259,000
                                             --------------
                                               $9,501,000
                                             ==============

      The Company ceased accruing interest on the convertible debentures (the "Debentures") as of the Petition Date.

NOTE 7.  REORGANIZATION ITEMS

      Reorganization Items consist of the following for the nine month period ended:

                                         September 30, 1999
                                         -------------------
       Professional fees                          $728,000
       Loss on disposal of assets                   15,000
       Bankruptcy Trustee Fees                      10,000
       Other expenses                                7,000
       Interest income (post-petition)             (13,000)
                                         -------------------
                                                  $747,000
                                         ===================

      Net cash used by Reorganization Items include the following for the nine month period ended:

                                         September 30, 1999
                                         ------------------
       Professional fees                          $78,000
       Bankruptcy Trustee Fees                     10,000
       Other expenses                               7,000
       Interest income (post-petition)            (13,000)
                                         ------------------
                                                  $82,000
                                         ==================

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

NOTE 8.  COMMITMENTS AND CONTINGENCIES

      On April 1, 1999, a complaint was filed in the Second Judicial District Court of the State of Nevada for the County of Washoe (Mitchell W. Fanning, et al. v. Alta Gold Co., et al.) against the Company. The complaint purports to seek relief on behalf of a group of individuals doing business as "Babe Mines" who leased to the Company certain mining claims which constitute an integral part of the Olinghouse mine. Specifically, the complaint seeks (i) a judicial declaration that the lease of mining claims to the Company has been terminated, (ii) money damages for alleged trespass and conversion, and (iii) a judicial declaration that plaintiffs own an ore body within a mining claim owned by the Company by reason of "extralateral rights" pursuant to 30 U.S.C. Sec. 26 (1994). Following the Company's filing of a Chapter 11 petition, the plaintiffs removed the action to the
Bankruptcy Court. The Company has filed an answer to the complaint, as well as a counter-claim against the plaintiffs, and has joined as third-party defendants its other lessors at Olinghouse in order to avoid piecemeal litigation and to address potential boundary disputes and claims of "extralateral rights" by the other lessors. Discovery in the litigation has just commenced and a ten-day trial is tentatively scheduled to begin on August 7, 2000. No assurance can be given that the Company will prevail or otherwise obtain a satisfactory result in this matter.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. CERTAIN INFORMATION INCLUDED HEREIN CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING, SUCH AS STATEMENTS REGARDING MANAGEMENT'S EXPECTATIONS REGARDING THE COMPANY'S ABILITY TO FILE A PLAN OF REORGANIZATION OR TO EMERGE SUCCESSFULLY FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS, TO SELL ANY ASSETS OR AN INTEREST IN ANY ASSETS, TO RESUME MINING OPERATIONS, OR TO CONTINUE OPERATING AS A GOING CONCERN. SUCH FORWARD-LOOKING INFORMATION INVOLVES IMPORTANT RISKS AND UNCERTAINTIES THAT COULD SIGNIFICANTLY AFFECT ANTICIPATED RESULTS IN THE FUTURE AND, ACCORDINGLY, SUCH RESULTS MAY DIFFER FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE HEREIN. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE RELATING TO THE SOURCES OF CASH NECESSARY TO MEET OBLIGATIONS, THE MARKET PRICE OF METALS, PRODUCTION RATES, PRODUCTION COSTS, THE SUCCESSFUL PREPARATION AND APPROVAL OF A PLAN OF REORGANIZATION FOR THE COMPANY, THE AVAILABILITY OF FINANCING, THE ABILITY TO OBTAIN AND MAINTAIN ALL OF THE PERMITS NECESSARY TO PUT AND KEEP PROPERTIES IN PRODUCTION, DEVELOPMENT AND CONSTRUCTION ACTIVITIES, DEPENDENCE ON EXISTING MANAGEMENT AND WEATHER CONDITIONS. THE COMPANY CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, AND SUCH STATEMENTS SPEAK ONLY AS OF THE DATE MADE.

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

      As the result of having received an offer from a potential investor to buy a 40% interest in Olinghouse, on August 4, 1999, the Company filed with the Bankruptcy Court a Conditional Motion to Dismiss the Chapter 11 bankruptcy proceeding. At the September 8, 1999 Bankruptcy Court hearing on the Conditional Motion to Dismiss, the Company withdrew the motion.

      On August 6, 1999, due to deteriorating liquidity, the Company temporarily suspended mining, crushing and milling operations at Olinghouse in order to conserve cash; however, no assurance can be given that the Company will ever be in a position to resume mining operations. Until the suspension of mining operations, Olinghouse was the Company's only fully operational mine. Mining operations at Griffon ceased in April 1999, but gold production is expected to continue at Griffon in declining amounts through year-end 1999. Due to an unanticipated and precipitous deterioration in the recovery rate of the ore on the leach pad, the Company recorded an asset impairment loss on Griffon in the third quarter.

      The Bankruptcy Code provides that, unless the Bankruptcy Court appoints a trustee, a debtor has the exclusive right to file a plan of reorganization for the first 120 days subsequent to the filing of the petition (or for such longer or shorter period as the Bankruptcy Court may permit). The Company has not yet submitted a plan of reorganization. No assurance can be given that the

Company will ever be in a position to file a plan of reorganization. On August 10, 1999, the Company filed with the Bankruptcy Court a request to extend the bankruptcy exclusivity period from August 12, 1999 to October 11, 1999. The Bankruptcy Court denied this request on September 8, 1999, which denial allows any creditor or party in interest to file its own plan of reorganization.

      The Bankruptcy Court established August 16, 1999 as the bar date for filing claims; however, late-filed claims may be considered by the Bankruptcy Court. All undisputed pre-petition claims are reported as Liabilities Subject to Compromise in the accompanying September 30, 1999 Condensed Balance Sheet. Any additional liabilities, which may arise as the result of the rejection of executory contracts or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts, cannot be determined at this time.

      The most recently issued cash collateral order approved by the Bankruptcy Court expired on October 16, 1999. The secured lenders, however, have consented, without a written order of the Bankruptcy Court, to the Company's continued use of cash collateral solely for the Company's limited operations related to gold production from the existing ore on its heap leach pads.

      On September 8, 1999, the Bankruptcy Court approved the retention of Warrior, a division of Standard New York Trading Corp. ("Warrior"), to act as special sales agent/financial advisor to the Company as well as both of its secured and unsecured lenders. Warrior has been given the specific assignment to (1) solicit, (2) evaluate and (3) assist in negotiation of a transaction or combination of transactions pertaining to a disposition, by means of a sale, merger, consolidation or otherwise, of all or a substantial part of the assets of the Company. The Company's own efforts to sell an interest in Olinghouse are continuing. No assurance can be given that either Warrior or the Company will be able to complete the necessary transactions to allow the Company to resume mining operations. In the event such transactions are not consummated within a very short period of time, the Company is not expected to be able to continue as a going concern.

RESULT OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND
1998

      In the third quarter of 1999, the Company had $3,000,000 in revenue from the sale of 10,700 ounces of gold at an average price of $280/oz., as compared to $5,237,000 in revenue from the sale of 15,600 ounces of gold at an average price of $336/oz. in the third quarter of 1998. In the third quarter of 1999, the Company (1) mined 120,000 tons of ore at Olinghouse with an average grade of 0.0410 oz./ton gold containing 4,942 ounces of gold and (2) produced 9,272 ounces of gold, including 6,456 ounces of gold from Olinghouse at an average cash cost of $355/oz., 2,305 ounces of gold from Griffon at an average cash cost of $252/oz., and 511 ounces of gold from Kinsley at an average cash cost of $302/oz. In the third quarter of 1998, the Company (1) mined 679,000 tons of ore at Griffon with an average grade of 0.0301 oz./ton gold containing 20,470 ounces of gold,
(2) mined 118,000 tons of ore at Olinghouse with an average grade of 0.0262 oz./ton gold containing 3,082 ounces of gold, and
(3) produced 15,035 ounces of gold, including 12,901 ounces of gold from Griffon at an average cash cost of $133/oz., 2,127 ounces of gold from Kinsley at an average cash cost of $320/oz., and seven ounces of gold from the initial shakedown run of the mill at Olinghouse. Mining at Griffon began in September 1997 and was suspended in April 1999, with production of refined gold beginning in January 1998 and expected to continue in declining amounts through year-end 1999. Mining at Olinghouse began in July 1998 and production of refined gold from the initial shakedown run of the mill began in September 1998 and from the leach pad in December 1998. On

August 6, 1999, the Company suspended mining, crushing and milling activities at Olinghouse due to liquidity problems. Mining at Kinsley was completed in early March 1998, with gold production from pad rinsing expected to be essentially done by year-end 1999.

     The decrease in revenue from $5,237,000 in the third quarter of 1998 to $3,000,000 in the third quarter of 1999 is primarily due to (1) the decrease in the average selling price of gold, from $336/oz. in the third quarter of 1998 to $280/oz. in the third quarter of 1999, (2) the completion of mining at Griffon in April 1999, and (3) the completion of mining at Kinsley in March 1998, as partially offset by the partial ramp-up in production at Olinghouse. The decrease in the average selling price is due to the Company using up all of its $335/oz. gold hedges in early May 1999 and having to revert to using its $280/oz. gold hedges thereafter, as compelled by the deterioration of the price of gold. The average spot price of gold decreased from $288/oz. in the third quarter of 1998 to $259/oz. in the third quarter of 1999.

     Direct mining, production, reclamation and maintenance costs increased from $3,987,000 in the third quarter of 1998 to $4,857,000 in the third quarter of 1999 primarily as the result of (1) continuing production problems at Olinghouse and (2) an unexpected increase in unit production costs at Griffon, from $133/oz. in the third quarter of 1998 to $252/oz. in the third quarter of 1999. Direct mining, production, reclamation and maintenance costs for the third quarter of 1999 exceeded revenues by $1,857,000 principally because of (1) lower than expected gold production at both Olinghouse and Griffon and (2) the higher than average fixed costs associated with operating and maintaining Olinghouse.

      The decrease in general and administrative expenses from $327,000 in the third quarter of 1998 to $325,000 in the third quarter of 1999 is de minimus. The decrease in exploration costs from $118,000 in the third quarter of 1998 to $0 in the third quarter of 1999 resulted from the Company's decision in 1999 to cease exploration in order to conserve cash.

      In the third quarter of 1999, the Company recorded a non-cash charge of $2,168,000 for an asset impairment loss on Griffon. The write-down was necessitated by an unanticipated and precipitous deterioration in the recovery rate of the ore on the leach pad.

      Interest  and  other income decreased from $18,000  in  the
third  quarter  of  1998  to  $10,000  (which  amount  has   been
classified as a Reorganization Item) in the third quarter of 1999 as the result of less funds being available for investment in 1999. The $737,000 charge for interest expense and other in the third quarter of 1999 represents the expensing of Olinghouse debt-
related  costs.   Similar costs incurred in 1998,  prior  to  the
initiation of gold production at Olinghouse, were capitalized.

      The $404,000 charge for reorganization items in the third quarter of 1999 includes expenses incurred by the Company in connection with its efforts to reorganize under Chapter 11 of the Bankruptcy Code.

      No provision for income taxes was required in either the third quarter of 1999 or the third quarter of 1998 because of the loss incurred in the third quarter of 1999 and the utilization of tax loss carryforwards in the third quarter of 1998, respectively. As of September 30, 1999, the Company estimates that it has approximately $41,778,000 in net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period from 2005 to 2018. The availability of these net operating loss carryforwards is subject to the tax consequences (if any) of the resolution of the Company's Chapter 11 bankruptcy proceedings.

      The deterioration of the profitability of the Company, from $696,000 in net income in the third quarter of 1998 to a net loss of $5,491,000 in the third quarter of 1999 is due to multiple factors,  including:  (1) the asset impairment loss  on  Griffon,
(2) the expensing of Olinghouse debt-related costs subsequent to the initiation of gold production, (3) the lower than expected rate of gold production at Olinghouse due to continuing production problems, (4) the greater than expected decrease in gold production from post-mining, heap leaching operations at Griffon, (5) the high cost of producing gold at Olinghouse,
(6) the deterioration of the price of gold, and (7) the costs incurred in the third quarter of 1999 associated with the Company's April 14, 1999 filing of a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code.

COMPARISON OF NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND
1998

      During the first nine months of 1999, the Company has $16,730,000 in revenue from the sale of 52,900 ounces of gold at an average price of $316/oz., as compared to $12,082,000 in revenue from the sale of 36,000 ounces of gold at an average price of $336/oz. during the first nine months of 1998. During the first nine months of 1999, the Company (1) mined 1,092,000 tons of ore at Olinghouse with an average grade of 0.0432 oz./ton gold containing 47,155 ounces of gold, (2) mined 595,000 tons of ore at Griffon with an average grade of 0.0290 oz./ton gold containing 17,262 ounces of gold and (3) produced 51,126 ounces of gold, including 25,741 ounces from Olinghouse at an average cash cost of $291/oz., 23,059 ounces from Griffon at an average cash cost of $160/oz. and 2,326 ounces from Kinsley at an average cash cost of $256/oz. During the first nine months of 1998, the Company (1) mined 1,489,000 tons of ore at Griffon with an average grade of 0.0321 oz./ton gold containing 47,775 ounces of gold, (2) mined 118,000 tons of ore at Olinghouse with an average grade of 0.0262 oz./ton gold containing 3,082 ounces of gold and
(3) produced 35,652 ounces of gold, including 27,581 ounces of gold from Griffon at an average cash cost of $138/oz., 8,064 ounces of gold from Kinsley at an average cash cost of $296/oz., and seven ounces of gold from the initial shakedown run of the mill at Olinghouse. Mining at Griffon began in September 1997 and was suspended in April 1999, with production of refined gold beginning in January 1998 and expected to continue in declining amounts through year-end 1999. Mining at Olinghouse began in July 1998 and production of refined gold from the initial shakedown run of the mill began in September 1998 and from the leach pad in December 1998. On August 6, 1999, the Company suspended mining, crushing and milling activities at Olinghouse due to liquidity problems. Mining at Kinsley was completed in early March 1998, with gold production from pad rinsing expected to be essentially done by year-end 1999.

      The increase in revenue from $12,082,000 during the first nine months of 1998 to $16,730,000 during the first nine months of 1999 is due primarily to the initiation of gold production at Olinghouse in September 1998 as partially offset by (1) the decrease in the average selling price of gold, from $336/oz. during the first nine months of 1998 to $316/oz. during the first nine months of 1999 and (2) the decrease in gold production at both Griffon and Kinsley. The decrease in the average selling price of gold is due to the Company using up all of its $335/oz. gold hedges in early May 1999 and having to revert to using its $280/oz. gold hedges thereafter, as compelled by the deterioration of the price of gold. The average spot price of gold decreased from $294/oz. during the first nine months of 1998 to $274/oz. during the first nine months of 1999.

     Direct mining, production, reclamation and maintenance costs increased from $9,549,000 during the first nine months of 1998 to $18,014,000 during the first nine months of 1999 primarily as the result of the initiation of gold production at Olinghouse in September 1998, as partially offset by the suspension of mining at Griffon in April 1999 and the completion of mining at Kinsley in March 1998.

      The decrease in general and administrative expenses from $1,035,000 during the first nine months of 1998 to $947,000 during the first nine months of 1999 is primarily due to the deferral in 1999 of the annual stockholders meeting and the associated publication and distribution of the Company's annual report. The decrease in exploration expense from $234,000 during the first nine months of 1998 to $212,000 during the first nine months of 1998 is de minimus.

     During the first nine months of 1999, the Company recorded a non-cash charge of $2,168,000 for an asset impairment loss on Griffon. The write-down was necessitated by an unanticipated and precipitous deterioration in the recovery rate of the ore on the lead pad.

      Interest and other income decreased from $80,000 in the first nine months of 1998 to $46,000 ($13,000 of which has been classified as a Reorganization Item) in the first nine months of 1999 as the result of less funds being available for investment in 1999. The $2,285,000 charge for interest expense and other in the first nine months of 1999 represents the expensing of Olinghouse debt-related costs. Similar costs incurred in the first nine months of 1998, prior to the initiation of gold production at Olinghouse, were capitalized.

      The $747,000 charge for reorganization items during the first nine months of 1999 includes expenses incurred by the Company in connection with its efforts to reorganize under Chapter 11 of the Bankruptcy Code.

     No provision for income taxes was required during either the first nine months of 1999 or the first nine months of 1998 because of the loss incurred during the first nine months of 1999 and the utilization of tax loss carryforwards during the first nine months of 1998, respectfully. As of September 30, 1999, the Company estimates that it has approximately $41,778,000 in net operating loss carryforwards. These net operating loss carryforwards are scheduled to expire during the period from 2005 to 2018. The availability of these net operating loss carryforwards is subject to the tax consequences (if any) of the resolution of the Company's Chapter 11 bankruptcy proceedings.

      The deterioration in the profitability of the Company, from $1,176,000 in net income during the first nine months of 1998 to a net loss of $7,610,000 during the first nine months of 1999 is due to multiple factors, including: (1) the expensing of Olinghouse debt-related costs subsequent to the initiation of gold production at Olinghouse, (2) the asset impairment loss on Griffon, (3) the lower than expected rate of gold production at Olinghouse primarily due to continuing production problems,
(4) the greater than expected decrease in gold production from post-mining, heap leaching operations at Griffon, (5) the high cost of producing gold at Olinghouse, (6) the deterioration of the price of gold and (7) the costs incurred in the first nine months of 1999 associated with the Company's April 14, 1999 filing of a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code.

LIQUIDITY AND CAPITAL RESOURCES

     On April 14, 1999, the Company filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code. The Company experienced continuing production problems at Olinghouse and a greater than expected decrease in gold production from post-
mining, heap leaching operations at Griffon. The Company's liquidity deteriorated to the point where the Company was compelled on

August  6,  1999  to  temporarily suspend  mining,  crushing  and milling operations at Olinghouse in order to preserve its liquidity; however, no assurance can be given that the Company will ever be in a position to resume mining operations. The Company does not expect any additional gold production at Griffon to be material.

      The Company believes that the only source of additional capital which may be available to the Company given the Company's current financial condition is from a sale of some or all of its assets or a sale of an interest in some or all of its assets. In the event that the Company does not consummate a sale or obtain financing within the near future, the Company is not expected to continue as a going concern. No assurance can be given that any asset sale will be consummated in a timely manner or that the Company will be able to continue as a going concern.

INVESTING AND FINANCING ACTIVITIES

      During the first nine months of 1999, the Company expended $759,000 for site development, construction and equipment at Olinghouse and $442,000 for the permitting of Copper Flat, and realized $113,000 from the disposal of non-essential property and equipment. In addition, during the first nine months of 1999, the Company retired $1,083,000 in outstanding debt.

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

OUTLOOK

      The future viability of the Company is completely dependent upon the Company's ability to obtain sufficient capital, through asset sales or otherwise, in a very short period of time to be able to satisfy its financial obligations and to be able to emerge successfully from bankruptcy, either by dismissal or a plan of reorganization. No assurance can be given that any asset sale will be consummated in a timely manner or that the Company will be able to emerge successfully from the bankruptcy proceedings or be able to continue as a going concern.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISKS

  GOLD PRICE

      The Company's profitability is significantly impacted by changes in the market price of gold. Gold prices may fluctuate widely. On August 25, 1999, the market price of gold declined to $252/oz., its lowest price in 20 years, and has been below $300/oz. for most of 1999.

      In order to mitigate the detrimental effects of significant decreases in the price of gold, the Company has historically hedged all or a portion of its anticipated gold production. As of September 30, 1999, the Company had in place the following hedges:

                           EXPECTED MATURITY OR TRANSACTION YEAR
                           --------------------------------------
                             1999           2000         2001
                           ---------      ---------    ----------
PUT OPTIONS OWNED:
 Ounces                       6,000        132,000        64,400
 Average Price ($/oz.)         $280           $280          $280

      As of December 31, 1998, the Company had in place the following hedges:

                            EXPECTED MATURITY OR TRANSACTION YEAR
                           ---------------------------------------
                              1999           2000          2001
                           ----------     ----------    ----------
FORWARD SALES CONTRACTS:
 Ounces                      25,800              -             -
 Average Price ($/oz.)         $339              -             -
PUT OPTIONS OWNED:
 Ounces                     133,400        132,000        82,800
 Average Price ($/oz.)         $283           $280          $280

  INTEREST RATES

      At  September  30,  1999,  the Company's  outstanding  debt included $17.0 million in variable rate debt with a weighted average interest rate of 7.4% and $11.0 million in fixed rate debt with a weighted average interest rate of 7.3%, compared with $17.0 million in variable rate debt with a weighted average interest rate of 7.1% and $12.2 million in fixed rate debt with a weighted average interest rate of 7.4% as of December 31, 1998. Every hypothetical one percentage increase or decrease in the variable interest rate would result in a corresponding $0.2 million increase or decrease in both annual net income and annual net cash flow.

  FOREIGN CURRENCY

      The price of gold is denominated in United States dollars and all of the Company's operations and expenses are incurred in United States dollars. Accordingly, the Company has no direct foreign currency exposure.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      On April 1, 1999, a complaint was filed in the Second Judicial District Court of the State of Nevada for the County of Washoe (Mitchell W. Fanning, et al. v. Alta Gold Co., et al.) against the Company. The complaint purports to seek relief on behalf of a group of individuals doing business as "Babe Mines" who leased to the Company certain mining claims which constitute an integral part of the Olinghouse mine. Specifically, the complaint seeks (i) a judicial declaration that the lease of mining claims to the Company has been terminated, (ii) money damages for alleged trespass and conversion, and (iii) a judicial declaration that plaintiffs own an ore body within a mining claim owned by the Company by reason of "extralateral rights" pursuant to 30 U.S.C. Sec. 26 (1994). Following the Company's filing of a Chapter 11 petition, the plaintiffs removed the action to the
Bankruptcy Court. The Company has filed an answer to the complaint, as well as a counter-claim against the plaintiffs, and has joined as third-party defendants its other lessors at Olinghouse in order to avoid piecemeal litigation and to address potential boundary disputes and claims of "extralateral rights" by the other lessors. Discovery in the litigation has just commenced and a ten-day trial is tentatively scheduled to commence on August 7, 2000. No assurance can be given that the Company will prevail or otherwise obtain a satisfactory result in this matter.

     On April 14, 1999, the Company filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code to facilitate the reorganization of the Company's business and the restructuring of its long-term debt and other liabilities. The petition was filed in United States Bankruptcy Court in Reno, Nevada (the "Bankruptcy Court") on April 14, 1999. As of that date, the United States Bankruptcy Court for the District of Nevada assumed jurisdiction over the assets of the Company. The Company is acting as debtor-in-possession on behalf of its bankruptcy estate, and is authorized as such to operate its business subject to bankruptcy court supervision. On August 4, 1999, the Company filed a Conditional Motion to Dismiss the Chapter 11 bankruptcy proceeding. At the September 8, 1999 Bankruptcy Court hearing on the Conditional Motion to Discuss, the Company withdrew the motion. The Bankruptcy Code provides that, unless the Bankruptcy Court appoints a trustee, a debtor has the exclusive right to file a plan of reorganization for the first 120 days subsequent to the filing of the petition (or for such longer or shorter period as the Bankruptcy Court may permit). The Company has not yet submitted a plan of reorganization. No assurance can be given that the Company will ever be in a position to file a plan of reorganization. On August 10, 1999, the Company filed a request with the Bankruptcy Court to extend the bankruptcy exclusivity period from August 12, 1999 to October 11, 1999. The Bankruptcy Court denied this request on September 8, 1999, which denial allows any creditor or party in interest to file its own plan of reorganization. The Bankruptcy Court has established August 16, 1999 as the bar date for filing claims; however, late-filed claims may be considered by the Bankruptcy Court. The most recently issued cash collateral order approved by the Bankruptcy Court expired October 16, 1999. The secured lenders, however, have consented, without a written order of the Bankruptcy Court, to the Company's continued use of cash collateral solely for the Company's limited operations related to gold production from the existing ore on its heap leach pads.

ITEM 2.  CHANGES IN SECURITIES

      By letter dated July 30, 1999, certain holders of the Debentures notified the Company of their election to convert $91,000 principal amount of the Debentures into 1,117,108 shares of the Company's common stock, based on a conversion price of $.08325 (90% of the average closing bid price of the Company's common stock for the five trading days preceding July 30, 1999 or $.09250). By letter dated August 3, 1999, the Company advised such holders that the Company would not honor such election to convert such debentures because it believed that such elections were stayed by the automatic stay issued in the Company's Chapter 11 bankruptcy proceeding. Prior to a hearing on the issue in Bankruptcy Court, the parties announced a resolution which permitted the conversion. The holders of the Debentures are prohibited from making any further conversion, subject to certain conditions, including the timing of a plan of reorganization. As a result of this resolution, the conversion was completed effective August 31, 1999.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      The Company's revolving credit and term loans with Standard Chartered Bank, Credit Agricole Indosuez and Gerald Metal, Inc. contains certain financial covenants. As of September 30, 1999, the Company was not in compliance with the financial covenants covering Minimum Net Worth, Minimum Current Ratio, Maximum
Leverage Ratio, Minimum EBITDA to Interest Expense and Minimum EBITDA to Interest Expense and Principal, as defined by the credit facility. The Company has also been unable to meet the $1,000,000 quarterly principal payments due on June 30 and September 30, 1999, and the $316,000 quarterly interest payment due on September 30, 1999, as required by the revolving credit and term loans.

      The Company is also in arrears on all of its equipment loans, having been unable to meet $44,000 in installment obligations that became due in July 1999, $188,000 that became due in August 1999 and another $188,000 that became due in September 1999.

      In  addition to all of the above, the Company's Chapter  11 bankruptcy  petition  that  was filed  on  April  14,  1999  also
triggered   events  of  default  under  all  of   the   Company's
indebtedness.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               27.01     Financial Data Schedule

         (b)   Reports on Form 8-K:

               None

                            SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ALTA GOLD CO.
                                          (Registrant)



Date:  November 11, 1999      By:  /s/ John A. Bielun
                                   ----------------------------
                                   John A. Bielun
                                   Chief Financial Officer and
                                   Chief Accounting Officer
                                   (Duly authorized officer,
                                   principal financial officer and
                                   chief accounting officer)

                          EXHIBIT INDEX




 EXHIBIT  DESCRIPTION                                   PAGE
 NUMBER                                                NUMBER
--------- ------------------------------------------  --------

  27.01   Financial Data Schedule                        25